Form 10QSB
period 1996-03-31
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1996-05-15
CIK 876235

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              ---------    ----------

Commission File No. 0-19670

                       OCEAN OPTIQUE DISTRIBUTORS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                        65-0052592
  -------------------------------                      ------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
   Incorporation or Organization)

        14250 S.W. 119 Ave.
          Miami, Florida                                            33186
- - ---------------------------------------                        ---------------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's telephone number, including area code: 305-255-3272

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Y E S   X          N O
                          ---              ---
State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 1, 1996 there were outstanding 2,365,574 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format:  YES      NO  X
                                                   ---      ---

              OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10 - QSB

PART I             FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets as of
March 31, 1996 and June 30, 1995 (Unaudited).                                3

Condensed Consolidated Statements of Operations
Nine Months Ended March 31, 1996 and 1995
(Unaudited).                                                                 4

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1996 and 1995
(Unaudited).                                                                 5

Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 1996 and 1995
(Unaudited).                                                                 6

Notes to the Condensed Consolidated
Financial Statements (Unaudited).                                            7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.                               8


PART II                        OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures.                                                                  13

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                        MARCH 31, 1996 AND JUNE 30, 1995

                                     ASSETS

                                                 March 31,         June 30,
                                                   1996              1995
                                                -----------      -----------
Current assets
  Cash & cash equivalents.......................$ 1,448,755      $ 1,748,781
  Certificate of deposit - restricted...........     65,000           65,000
  Short-term investments........................    148,469        1,018,308
  Accounts receivable (net of allowance for
    doubtful accounts of $136,103 and
    $214,693 respectively)......................  2,962,220        2,571,026
  Inventory.....................................  7,453,272        7,373,705
  Prepaid expenses & other current assets.......    252,355          376,627
  Deferred income taxes.........................    166,626          166,626
  Income tax receivable.........................    155,020          257,240
                                                -----------      -----------
       Total current assets..................... 12,651,717       13,577,313

Property and equipment, net.....................    269,824          328,702
Security deposits...............................     14,728           14,728
Debt issue cost, net............................    152,985          176,013
Intangible assets, net..........................  3,777,782        3,673,207
                                                -----------      -----------

       Total assets.............................$16,867,036      $17,769,963
                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank line of credit...........................$ 3,362,000      $ 3,173,800
  Accounts payable..............................  1,675,009        1,350,708
  Due to related parties........................  1,431,420          920,000
  Due to foreign currency dealer................  1,258,583        1,254,008
  Accrued expenses..............................    151,925          124,048
  Notes payable to related party, current
    portion.....................................    419,241          391,975
  Notes payable, current portion................     84,393           71,275
  Capital lease obligations, current portion....     41,947           46,143
                                                -----------      -----------
        Total current liabilities...............  8,424,518        7,331,957

8% Convertible subordinated debentures..........  1,575,000        1,575,000
Notes payable to related party, long-term
    portion.....................................    457,368          736,699
Notes payable, long-term portion................      -               17,317
Capital lease obligations, long-term portion....      1,895           33,356
Deferred income taxes...........................    124,168          124,168
                                                -----------      -----------
        Total liabilities....................... 10,582,949        9,818,497

Commitments and contingencies...................      -                -

Stockholders' equity
  Series A Cumulative Convertible 3% Preferred
    Stock; 5,000,000 shares authorized;
    450,000 shares issued and outstanding
      (liquidation value - $1,575,000)..........  1,474,398        1,474,398
  Series B 2% Convertible Preferred Stock;
    5,000,000 shares authorized; 230,000 shares
    issued and outstanding
      (liquidation value - $1,150,000)..........  1,150,000        1,150,000
Common stock, no par value; 10,000,000 shares
  authorized; 2,365,574 and 2,119,420 issued
  and outstanding at March 31, 1996 and June 30,
  1995, respectively............................  6,499,228        6,099,228
Retained earnings (accumulated deficit)......... (2,839,539)        (772,160)
                                                -----------       ----------
        Total stockholders' equity..............  6,284,087        7,951,466
        Total liabilities and stockholders'
          equity................................$16,867,036      $17,769,963
                                                ===========      ===========


The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                               1996           1995
                                            -----------     ----------

Net sales................................   $10,644,836     $6,640,156

Cost of goods sold.......................     7,989,156      3,478,172
                                            -----------     ----------
    Gross profit.........................     2,655,680      3,161,984

Selling, general and administrative
        expenses.........................     4,282,532      3,079,122
                                            -----------     ----------
                                             (1,626,852)        82,862
Interest expense, net....................      (404,895)      (204,061)

Other income.............................         -             12,926
                                            -----------     ----------
    Income (loss) before income taxes....    (2,031,747)      (108,273)

Income tax benefit (expense).............         -             51,000
                                            -----------     ----------

    Net income (loss)....................   $(2,031,747)    $  (57,273)

Dividends paid on convertible preferred
        stock............................        35,632          -
                                            -----------     ----------
    Net income (loss) applicable to
        common stockholders..............   $(2,067,379)    $  (57,273)
                                            ===========     ==========
Net income (loss) per share of common
        stock............................   $     (0.95)    $    (0.03)
                                            ===========     ==========
Weighted average number of common shares
        outstanding......................     2,126,818      1,661,050
                                            ===========     ==========


The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                  1996            1995
                                                ----------      ---------
Net sales ..................................    $3,740,919      2,300,046

Cost of goods sold..........................     3,402,460      1,185,528
                                                ----------      ---------

        Gross profit........................       338,459      1,114,518

Selling, general and administrative
        expenses............................     1,391,672        981,356
                                                ----------      ---------
                                                (1,053,213)       133,162

Interest expense, net.......................      (150,545)       (74,963)
Other income................................         -              3,584
                                                ----------      ---------

        Income (loss) before income taxes...    (1,203,758)        61,783

Income tax benefit (expense)................         -             17,000
                                                ----------      ---------

        Net income (loss)...................   $(1,203,758)        78,783

Dividends paid on convertible preferred
        stock...............................        11,813          -
                                                ----------      ---------
        Net income (loss) applicable to
                common stockholders.........   $(1,215,571)        78,783
                                                ==========      =========
Net income (loss) per share of common
        stock...............................   $     (0.56)          0.05
                                                ==========      =========
Weighted average number of common shares
        outstanding.........................     2,149,175      1,661,087
                                                ==========      =========

The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995




                                                           1996                 1995
                                                       ------------          -----------
Cash flows from operating activities:
  Net loss ..........................................  $(2,067,379)         $   (57,273)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .....................     324,674              244,685
   Changes in assets and liabilities:
    Decrease (increase) in short-term investments.....     869,839             (591,974)
    Decrease (increase) in accounts receivable, net...    (391,194)              36,853
    Increase in inventory ............................     (79,567)            (783,379)
    Decrease (increase) in prepaid expenses, security
     deposits and intangible assets ..................     124,272             (167,471)
    Increase (decrease) in accounts payable and
     accrued expenses.................................     352,178             (176,095)
    Increase in due to related parties ...............     911,420                -
    Increase (decrease) in income taxes ..............     102,220              (64,067)
                                                       ------------         ------------
        Net cash provided by (used in) operating
         activities ..................................     146,463           (1,558,721)
                                                       ------------         ------------
Cash flows from investing activities:
 Goodwill adjustments ................................    (321,636)               -
 Capital expenditures ................................     (25,707)             (51,068)
                                                       ------------         ------------

        Net cash used in investing activities ........    (347,343)             (51,068)
                                                       ------------         ------------

Cash flows from financing activities:
 Net borrowings (payments) on bank line of credit
  and notes payable ..................................     (68,064)             319,474
 Proceeds from borrowings from foreign currency
  dealer .............................................       4,575                -
 Payments under capital lease obligation .............     (35,657)             (29,447)
 Buyback of common stock .............................       -                 (318,750)
 Payments from the exercise of stock warrants ........       -                  (42,049)
                                                       -----------          -----------
        Net cash used in financing activities ........     (99,146)             (70,772)
                                                       -----------          -----------

        Net decrease in cash and cash equivalents ....    (300,026)          (1,680,561)

Cash and cash equivalents, beginning of period .......   1,748,781            1,849,746
                                                       -----------          -----------

Cash and cash equivalents, end of period .............  $1,448,755          $   169,185
                                                       ===========          ===========

Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for
  income taxes, net .................................. $   (98,000)         $    13,067
 Issuance of common stock in settlement of
  due to related parties .............................     400,000                -
                                                       ===========          ===========

 Cash paid during the period for interest, net ....... $   441,781          $   181,411
                                                       ===========          ===========


The accompanying notes are an integral part of these statements.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

     The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, as amended, for the fiscal year ended
     June 30, 1995.

(2)  ORGANIZATION

     Ocean Optique Distributors, Inc. (the "Company") was incorporated under the laws of the State of Florida on May 31, 1988. The
     Company is an importer and distributor of eyeglass frames.

     On June 21, 1995, the Company acquired 100 percent of the capital stock of European Manufacturers Agency, Inc. ("EMA"), a Florida corporation. EMA is engaged in the business of distributing and marketing private label ophthalmic frames and related items and continues to conduct such business as a wholly-owned subsidiary of the Company.

(3)  BANK LINE OF CREDIT

     On June 29, 1994, and as subsequently amended in September 1995, the Company refinanced its credit facility. The new line of credit, which expires in September 1996, allows the Company to borrow up to $3,500,000, is secured by a pledge of all the Company's assets. Borrowings under this agreement are limited to the sum of 75 percent of accounts receivable, and 50 percent of inventory on hand, not to exceed $2,000,000. Interest on the line of credit is 3/4% above the bank's prime lending rate.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         The following is an analysis of the Company's results of operations and its liquidity and capital resources. To the extent that such analysis contains statements that are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include: risks of increases in the costs of the Company's products; the Company's relationships with its suppliers and licensors; risks related to purchasing inventory from foreign suppliers; the financial condition and operations of the Company's customers; changes in fashions and preferences of purchasers of eyewear; competitive and general economic factors in the markets where the Company's products are manufactured or sold; the impact of, and changes in, government regulations such as trade restrictions or prohibitions, or import and other charges and taxes; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto of Ocean Optique Distributors, Inc. and subsidiaries (collectively, the "Company"), included elsewhere herein.

OVERVIEW

         For the quarter ended March 31, 1996, the Company continued to experience a net loss. During the quarter the Company continued its assimilation of the business lines acquired in its June 1995 acquisition of European Manufacturers Agency, Inc. ("EMA"), which, as discussed more fully below, resulted in increased net sales for the Company, but also contributed to the Company's lower gross profit margin and higher selling, general and administrative ("SG&A") expenses for the quarter. The Company is in the process of reviewing its SG&A expenses in an effort to control such expenses. In an effort to reduce the Company's inventory levels and increase its cash position, management has examined closely the Company's excess and slow moving inventory and has made the decision to increase the reserve for markdowns, returns and defectives. See "Results of Operations."

         During the quarter ended December 31, 1995, the Company's license agreement with Revlon was renewed for a one-year term ending December 31, 1996. The license agreement may be renewed for an additional three-year term if certain criteria are met. No assurance can be given that such criteria will be met and that therefore such renewals can be negotiated. However, the Company believes that there would be no material adverse effect on the Company's long-term future business should the agreement expire and not be renewed.

RESULTS OF OPERATIONS - For the nine months ended March 31, 1996 and 1995.

         For the nine months ended March 31, 1996, the Company had net sales of $10,644,836, an increase of $4,004,680 (60.3%) over the same period in 1995.
This increase is attributable to sales by EMA (acquired by the Company in June
1995) totaling $3,106,267 and an $898,413 (13.5%) increase over last year's core business. The increase in core business was due in a large part to the addition of new products, new customers, and expanding sales from existing customers.

        The Company's gross profit for the nine months ended March 31, 1996 decreased by $506,304, or 16.0%, when compared to the same period in 1995, mainly due to additional net reserves of $1,144,500 for markdowns, returns and defectives ($300,000 of which was taken in the quarter ended December 31, 1995 and the balance of which was taken in the quarter ended March 31, 1996). The Company's new management team (see "Item 4. Submission of Matters to a Vote of Security Holders") has determined to increase the reserves for markdowns, returns and defectives and to focus its efforts on selling excess and slower moving inventories at reduced prices in order to reduce the Company's inventory levels. Management believes that the cash generated by these sales will help lower the Company's borrowings against its line of credit, thereby lowering interest expense. The Company's gross profit margin decreased from 47.6% for the nine months ended March 31, 1995 to 25.0% for the nine months ended March 31, 1996, primarily due to the additional net reserves totaling $1,144,500 taken in the December 31, 1995 and March 31, 1996 quarters for markdowns, returns and defectives. The gross profit margin at EMA is traditionally lower than the Company's gross profit margin, also contributing to a lower overall gross margin.

         SG&A expenses for the nine months ended March 31, 1996 increased by $1,203,410 (39.1%) over the same period last year, largely as a result of the SG&A expenses relating to EMA of $690,583, and to a lesser extent commissions of $69,986, professional fees of $111,151 and royalties of $107,291. Royalties increased due to sales increases of licensed products, and an increase in the minimum royalty to a licensor. SG&A as a percentage of net sales decreased to 40.2% from 46.4% for the nine months ended March 31, 1996 and 1995, respectively. This decrease is mainly due to the increase in sales volume over last year.

         Beginning with the 1995 fiscal year, the Company has been selectively purchasing foreign currency in advance of anticipated foreign inventory purchases in order to stabilize the Company's cost of goods sold. Management believes at the present time that its current foreign currency holdings are sufficient for the Company's anticipated inventory purchases for the next nine months. The Company's advance purchases of foreign currencies, however, may limit the Company's ability to benefit from further favorable changes in exchange rates and may not offset the impact of possible future increases in the prices of inventories purchased. The following are the foreign currencies held at March 31, 1996 in U.S. dollar equivalent: German mark, $103,303; Italian lira, $641,486; Japanese yen, $355,422; and French franc, $192,966.


        For the nine months ended March 31, 1996 the Company had a net loss of $2,031,747 compared to a net loss of $108,273 for the same period last year. This increase in the net loss of $1,923,474 is mainly due to lower gross margins as discussed above, an increase in SG&A expenses, and an increase in net interest expense, of $200,834, in the nine month period ended March 31, 1996 versus the same period in 1995. The increase in net interest expense was due to a higher level of borrowings, less cash available to invest and interest relating to note payable acquired in the acquisition of EMA.

RESULTS OF OPERATIONS - For the three months ended March 31, 1996 and 1995.

         For the three months ended March 31, 1996, the Company had net sales of $3,740,919, an increase of $1,440,873 (62.6%) over the same period in 1995. This increase is attributable to sales by EMA (acquired by the Company in June
1995) totaling $1,146,215 and a $294,658 (12.8%) increase over last year's core business. The increase in core business was due in a large part to the increase in new customers, new products and expanding sales from existing customers.

         The Company's gross profit for the three months ended March 31, 1996 decreased by $776,059, or 69.6%, when compared to the same period in 1995, mainly due to additional reserves of $921,500 for markdowns, returns and defectives. The Company's new management team (see "Item 4. Submission of Matters to a Vote of Security Holders") has determined to increase the reserves for markdowns, returns and defectives and to focus its efforts on selling excess and slower moving inventories in order to reduce the Company's inventory levels. Management believes that the cash generated by these sales will help lower the Company's borrowings against its line of credit, thereby lowering interest expense. The Company's gross profit margin decreased from 48.5% for the three months ended March 31, 1995, to 9.0% for the three-month period ended March 31, 1996.

         SG&A for the three months ended March 31, 1996 increased by $410,316 (41.8%) over the same period last year largely as a result of the SG&A expenses relating to EMA of $222,211 and to a lesser extent professional fees of $43,151 and royalties of $84,291. SG&A as a percentage of net sales decreased to 37.2% from 42.7% for the three months ended March 1996 and 1995, respectively. This decrease is mainly due to the increase in sales volume over last year.

         For the three months ended March 31, 1996, the Company had a net loss of $1,203,758 compared to a net profit of $78,783 for the same period last year. This decrease of $1,282,541 is mainly due to lower gross margins as discussed above, increase in SG&A expenses, and an increase in net interest expense of $75,582, for the three-month period ended March 1996 versus the same period in 1995. The increase in net interest expense was due to a higher level of borrowings, less cash available to invest and interest relating to a note payable acquired in the acquisition of EMA.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company's working capital was $4,227,199 and its current ratio was 1.5:1, as compared to the working capital of $6,157,874 and a current ratio of 1.8:1 as of June 30,1995.

         The change in net cash provided by operating activities was primarily due to the net loss from operations of $2,067,379, depreciation and amortization (including goodwill) of $324,674, a decrease in short-term investments of $869,839, an increase in accounts receivable of $391,194 and an increase in accounts payable and accrued expenses and due to related parties of $1,263,598. The change in goodwill relates to the acquisition of EMA on June 21, 1995. Societe Francaise de Lunetterie ("SFL") and

D'Arrigo Moda Italia ("Arrigo"), the related parties, are both principal shareholders of the Company and are major European suppliers of product to the Company. During the quarter ended March 31, 1996, the Company agreed to exchange $400,000 of debt to SFL for 246,154 shares of the Company's Common Stock.

         During the Company's 1995 fiscal year, it maintained a $3,500,000 line of credit agreement with Republic National Bank ("RNB"). As of March 31, 1996, total available credit under this line was $276,000. Interest on the line of credit is 3/4% above the prime lending rate. On September 27, 1995 the credit facility with RNB was renewed through September 1996. In connection with the renewal, EMA was added to the loan agreement as a co-borrower and the Company repaid an existing $150,000 line of credit from Barnett Bank.

         Management currently believes that cash from operations and from available credit sources, are sufficient for the Company to maintain its operations at current levels, including the operations acquired in the EMA acquisition.

                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) On April 12,1996, the Company held its Annual Meeting of Shareholders (the "Meeting").

(B) At the Meeting, Bruce Schindler and Robert D. Winn were re-elected to the Board of Directors and Neil B. Lande was elected as a new member of the Board. Directors whose terms of office continued after the Meeting were H. James Daigle, Lee S. Huntley and Ray Hyman, Jr.

(C)      At the Meeting, the following matters were voted upon:

         (i)      Election of Directors

         The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                                                   Withhold           Broker
         Name                   For                Authority          Non-Votes

         Bruce Schindler        1,391,170            465,750                  0
         Ray Hyman, Sr.           699,138          1,157,782                  0
         Neil B. Lande          1,391,170            465,750                  0
         Robert D. Winn         1,391,170            465,750                  0

         Following the Meeting, Ray Hyman, Sr., a veteran of the optical industry and a founder of the Company, also stepped down as Chief Executive Officer of the Company. His new role will be senior advisor to the Board of Directors. Following the Meeting, the Board appointed Neil B. Lande to serve as Chairman and Chief Executive Officer and elected Mary S. Winn, currently Vice President of EMA, to fill the vacancy on the Board.


         (ii) Ratification of the appointment of Grant Thornton LLP as the Company's independent public accountants for the year ending June 30, 1996.

         With respect to the foregoing matter, 1,850,620 shares voted in favor, 5,300 shares voted against and 1,000 shares abstained from voting. There were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits.

                  27.1     Financial Data Schedule (for SEC use only).

         (B)      Reports on Form 8-K.

                  None.

                       OCEAN OPTIQUE DISTRIBUTORS, INC.
                               AND SUBSIDIARIES
                                 FORM 10-QSB
                                March 31, 1996


                              S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Ocean Optique Distributors, Inc.

                                       /s/  Ray Hyman, Jr.
                                       -----------------------------
                                       By:  Ray Hyman, Jr.
                                            President



                                              May 14, 1996
                                       ----------------------------
                                       Date

                                       /s/  Kenneth Gordon
                                       ----------------------------
                                       By:  Kenneth Gordon
                                            Principal Financial and
                                            Accounting Officer



                                              May 14, 1996
                                       ----------------------------
                                       Date

                       OCEAN OPTIQUE DISTRIBUTORS, INC.

                                 FORM 10-QSB
                                March 31, 1996


                              INDEX TO EXHIBITS


                                                             SEQUENTIALLY
                                                               NUMBERED
EXHIBIT NO.                                                      PAGE
- - -----------                                                  ------------

  27.1     Financial Data Schedule (for SEC use only)......