Form 10KSB/A
period 1995-06-30
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1996-07-02
CIK 876235

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A
                               AMENDMENT NO. 2

(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended         JUNE 30, 1995
                            ---------------------------------------------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    ------------------

Commission File No.        0-19670
                    --------------------------------------------------

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          FLORIDA                                                                                         65-0052592
- -------------------------------                                                                      --------------------
(State or other jurisdiction of                                                                        (I.R.S. Employer
 incorporation or organization)                                                                       Identification No.)

14250 S.W. 119TH AVENUE, MIAMI, FLORIDA                                                                      33186
- -------------------------------------------                                                          --------------------
(Address of principal executive offices)                                                                   (Zip Code)

              (305) 255-3272
- -------------------------------------------
(Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X     NO
                                                               -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:  $9,752,264.

As of September 10, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,191,400, based on the average of the closing bid and asked prices on that date of $2.1250. As of that date, there were 2,194,420 shares of the issuer's Common Stock outstanding.

Documents incorporated by reference: Certain exhibits listed in Part III of this Annual Report on Form 10-KSB are incorporated by reference from the Company's Registration Statement on Form S-18, dated September 24, 1991, and from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.


Transitional Small Business Disclosure Format.  YES         NO   X
                                                    -----      -----
================================================================================

                                     PART I

         Ocean Optique Distributors, Inc. (the "Company") was formed in May 1988 under the laws of the State of Florida. The address of its principal place of business is 14250 S.W. 119th Avenue, Miami, Florida and its telephone number is (305) 255-3272. References to the Company include the Company's wholly owned subsidiaries, Classic Optical, Inc., a Michigan corporation ("Classic"), and European Manufacturers Agency, a Florida corporation ("EMA"), unless the context indicates otherwise.


ITEM 1.   DESCRIPTION OF BUSINESS

          The Company is engaged in importing, marketing and distributing high-quality ophthalmic (or eyeglass) frames and sunglasses in the mid- and premium-priced categories. The Company's products, which are currently manufactured in Europe and the Far East, include more than 400 styles in metal or plastic in an array of colors and sizes. As described below, the Company is the exclusive or non-exclusive licensee (with respect to eyewear) of several well-recognized labels, including Revlon, Crayola, Gitano, J.H. Collectibles and Jacques Fath, and is the exclusive distributor for Carl Zeiss Optical eyeglass frames and sunglasses in the United States. See "Item 6, Management's Discussion and Analysis or Plan of Operation." The Company also has the exclusive distribution rights for Chevrolet eyewear and currently is developing product for that brand.

Acquisition of Classic Optical, Inc.

          In October 1992, the Company acquired one hundred percent of the outstanding capital stock of Classic. As a result of the acquisition, the Company's method of distribution was expanded to include direct sales to independent optical retailers, as well as markets not previously served by the Company. In addition, the Company acquired certain licenses to well-recognized labels.

Acquisition of European Manufacturers Agency, Inc.

          On June 21, 1995, the Company acquired one hundred percent of the outstanding capital stock of European Manufacturers Agency, Inc. ("EMA"). As a result of the acquisition, the Company's present method of distribution was expanded to include markets not previously serviced by the Company, primarily private label products for retailers, which is EMA's forte. EMA also brings additional talented top management to the Company. Also as a result of the EMA acquisition, D'Arrigo Moda Italia, EMA's major supplier located in Italy, has become a principal shareholder of convertible preferred stock in the Company.

          The EMA acquisition agreement provides for the escrow of 500,000 of the 533,333 total shares of the Company's Common Stock issued in exchange for the EMA shares, with a portion of such escrowed shares to be released to the former EMA shareholders, Robert D. Winn and Mary S. Winn, on each of the first, second, third and fourth anniversaries of the acquisition date. The acquisition agreement provides that the number of shares to be released on any such date will be determined by dividing 375,000 by the then-current market value of the Company's Common Stock, provided that the number of shares to be released on any anniversary date will not be less than 62,500 shares nor more than 150,000 shares. In the event that the number of shares of the Company's Common Stock to be released from escrow on an anniversary date is greater than the number of shares then held in escrow, the acquisition agreement provides that the Company will issue additional shares in the amount of any such shortfall, and such shares will be deemed to be issued as part of the original purchase price set forth in the acquisition agreement. Any shares of Common Stock remaining in escrow subsequent to the fourth anniversary of the acquisition date will be released to and cancelled by the Company. The acquisition agreement further provides that the Winns, as beneficial owners of the escrowed shares, are entitled to all voting, dividend and liquidation rights, preferences and privileges applicable to all of the escrowed shares, but will be unable to transfer such shares until released from escrow.

          Pursuant to the acquisition agreement, EMA entered into employment agreements with Robert Winn and Mary Winn relating to their continued service as executive officers of EMA. Under the terms of the acquisition agreement, if either of such employment agreements is terminated by the Company without cause, all shares then maintained in escrow in the name of the terminated executive officer will be released and delivered to that person. If either such agreement is terminated for cause or by the officer, the officer's shares will be released from escrow according to the above- described schedule.

          This escrow arrangement is intended primarily to assure the Company of a remedy in the event of a claim by the Company to the indemnification provided by the former EMA shareholders under the acquisition agreement. Pursuant to the terms of the agreement, any claim to such indemnification is to be first applied to the escrowed shares. As of the date hereof, no such claim has been made by the Company.

Industry Overview

          The Company believes that the United States market for eyeglass frames is divisible into three price categories: low priced frames selling at retail prices below $40; mid-priced frames retailing at prices ranging from $40 to $160; and high- or premium-priced frames retailing at over $160. The Company believes that the mid-priced category is the largest of these segments. The Company believes that the U.S. retail optical market has grown from approximately $9.4 billion in 1987 to approximately $12.9 billion in 1994, with a projection of approximately $13.6 billion in 1995. Also, the average eyeglass sale (frame and lenses) at retail has grown to $135.86 in 1995 from $126.66 in 1991. The Company believes that the U.S. plano sunglass market grew from approximately $1.9 billion in 1990 to approximately $2.2 billion in 1994.

          Most of the mid- and premium-priced eyeglass frames purchased at retail in the United States are sold through independent dispensing opticians, although optical chains, optical superstores and health maintenance organizations ("HMO's") account for a gradually increasing market share. The Company believes that in 1994 the U.S. market's total retail eyewear sales were distributed as follows: independent professionals collectively accounted for approximately 61% of the $12.9 billion total; chains accounted for approximately 34%; and HMO's accounted for approximately 5%. Independent opticians typically maintain a small frame inventory and, accordingly, must place frequent orders with distributors in response to sales. While the larger retail optical chains and optical superstores generally maintain somewhat larger frame inventories, their greater volume of sales per store requires them to place frequent orders against actual sales in order to maintain frame selection availability. Distributors of eyeglass frames, consequently, must maintain substantial inventories of the product in order to provide prompt shipment.

          The Company believes that the fastest growing sunglass market segments are represented by the premium-priced and medium-priced sunglasses, which are sold at retail primarily by department stores and by specialty boutiques and independent dispensing opticians located in shopping malls.

The Company's Product Lines

          The Company is the exclusive or non-exclusive licensee of a number of high-profile labels under which it designs and markets, or is in the process of developing products to be marketed, including: Revlon (exclusive in the United States and Canada); Crayola (exclusive in the United States, Canada, Mexico, Central and South America, and the Caribbean); J.H. Collectibles (exclusive worldwide, except Japan); Chevrolet (United States, Canada and Brazil, on non-exclusive basis); Gitano (exclusive licensee in the United States, Puerto Rico, and Canada); and Jacques Fath (exclusive in the United States). See "Item 6. Management's Discussion and Analysis or Plan of Operation."

          In addition, products are produced and marketed under the "Ocean" label, which the Company believes has developed recognition in the market place. The Company also is the exclusive United States distributor for all Carl Zeiss Optical eyeglass frames and sunglasses. Now, with the addition of EMA, the Company distributes private label product to retailers.

          The Company designs the products it markets with the approval of the licensors where applicable, stressing styles with popular, broad-based appeal and durability. The Company believes that its products are of the highest quality in their price categories. The Company intends to expand its line of products marketed under well-known labels or "superbrands," as attractive opportunities to acquire licenses are presented.

Sales and Marketing

          Ocean Optique Distributors, Inc.'s ("Ocean") sales efforts are made directly by its officers and currently by five independent manufacturers' representatives who do not sell competing products and are compensated on a commission basis. Classic, which sells directly to independent opticians, optometrists and ophthalmologists, as well as to certain chain stores, uses approximately 25 commissioned sales representatives, who may also carry non-competing lines. EMA's sales efforts are made directly by its officers and one independent representative.

          For the fiscal year ended June 30, 1995, the Company had two customers whose net sales represented 11% and 13% of the Company's total net sales for the year. No other customers accounted for more than 10% of the Company's sales in the fiscal year ended June 30, 1995.

          Prior to the acquisition of Classic in October 1992, the number of the Company's customers had shown a steady growth: from 147 customers in the fiscal year ended June 30, 1990, to 405 in the fiscal year ended June 30, 1992. This increase generally was a result of an increase in the number of independent representatives who sell the Company's products. As a result of the acquisition of Classic, and its direct method of distribution to independent opticians, optometrists, and ophthalmologists, the Company's active customers numbered more than 4,000 throughout the United States and Canada at the fiscal year ended June 30, 1994. With the acquisition of EMA, the Company's customer base has increased to more than 4,200 at the fiscal year ended June 30, 1995.

          To date, the Company's marketing and promotional efforts have been limited, although they have increased from prior years following the acquisition of Classic and certain labels. Advertising expenses for the years ended June 30, 1995, and 1994 amounted to 7% and 4% of net sales, respectively. The Company is exhibiting its products at three national trade shows annually. The Company has determined to limit its exhibitions at certain regional trade shows in order to control costs.

          The Company is aware that desirable product lines and styling, and durable products, will not be sufficient to fully capitalize on the Company's strengths. To a large extent, the future success of the Company will depend on enhanced promotional efforts led by a marketing team. The Company intends to commit future resources, as available, to national marketing programs and to increasing the name recognition of the Company's licensed and proprietary names.

Sources of Supply

          Much of the allure of the Company's products is a consequence of the manufacturers chosen by the Company. In excess of 63% of the ophthalmic frames are manufactured by Societe' Francaise de Lunetterie ("SFL"), a principal shareholder of the Company, located in France, and the remainder of its ophthalmic frames are manufactured by a number of vendors in Europe and the Far East. As a result of the acquisition of EMA, D'Arrigo Moda Italia, EMA's major supplier located in Italy, has become a principal shareholder of convertible preferred stock in the Company. The Company enjoys a strong relationship with its vendors, and does not anticipate the loss of any material supplier in the near future. In the unlikely event the Company is unable to procure its products from certain present suppliers, the Company believes its business will not be adversely affected, due to adequate alternative sources of product supply.

Competition

          The Company occupies a minor, but growing place among a multitude of competitors, many of which are considerably larger, with greater financial marketing and distribution resources than the Company. The Company believes that its principal competitors of eyeglass frames and sunwear in the United States, some of which manufacture the frames they distribute, include the Italian companies, Safilo Group, S.p.A. (operating in the United States through a number of subsidiaries), Luxottica Group S.p.A. (operating in the United States through its subsidiaries), and Marchon Eyewear, Inc.

          The Company's primary methods of competing include advertising in trade journals, point-of-sale displays, exhibitions at trade shows, and direct marketing to optical wholesalers and retailers by its officers and sales representatives.

Employees

          As of September 30, 1995, the Company had 40 full-time employees, in addition to its 30 independent manufacturers' representatives. The Company is not a party to a collective bargaining agreement.


ITEM 2.   DESCRIPTION OF PROPERTY

          The Company currently leases 11,000 square feet for its main office and warehouse space from a third party for a five-year term expiring in February 1998, at a monthly rate of $7,383. In addition, the Company leases a small warehouse storage facility across the street from the main location, at a monthly rate of $865. This six-month lease is renewable, and expires in May 1996. EMA's 2,700 square foot main office and warehouse are located in Clearwater, Florida, and are leased from an unrelated third party at a monthly rate of $1,625, expiring December 31, 1996 with an annual renewal option. The Company's offices and warehouse facilities are in good condition.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceeding, nor is the Company aware of any such proceeding to which the Company's property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1995.


                                    PART II


ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          The Common Stock of the Company is currently trading on the automated quotation system of the National Association of Securities Dealers, Inc. ("Nasdaq") under the symbol "OPTQ."

          The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the Common Stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions:


                                                     COMMON STOCK
 QUARTER ENDED                                 HIGH BID        LOW BID
 -------------                                 --------        -------
 June 30, 1995                                 $3.1250          $1.8750
 March 31, 1995                                 3.6250           2.7500
 December 31, 1994                              4.2500           2.5000
 September 30, 1994                             4.2500           3.3750
 June 30, 1994                                  4.1250           3.0000
 March 31, 1994                                 4.6250           3.8750
 December 31, 1993                              5.8750           4.6250
 September 30, 1993                             6.3750           4.5000


Holders

        The approximate number of record holders of the Company's Common Stock as of September 28, 1995 was 36. The Company believes that its Common Stock is beneficially held by more than 400 holders.

Dividends

        The Company never has paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company presently intends to retain all of its earnings for the operation and expansion of its business.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere herein.

Overview:

          The fiscal years ended June 30, 1995 and June 30, 1994, were significant in the development of the Company's operations, most noticeably in connection with or as a result of the prior acquisition of Classic in the fiscal year ended June 30, 1993, and EMA in the fiscal year ended June 30, 1995. Through the use of the licenses to market products under the Revlon, Crayola, Chevrolet, Gitano and J.H. Collectibles labels and employing the efforts of a substantially larger sales force, the Company has expanded its customer base and product lines, and has implemented a national marketing plan. In addition, the Company believes that the acquisition of EMA will enable it to continue to expand its customer base and product lines through the sales of private labels to retailers, i.e., product labeled with brand names limited to specific retailers. The Company's customers of this product currently include a national retail chain and a regional optical chain.

          Subsequent to the end of its 1995 fiscal year, the Company's license agreement with Revlon was renewed for a one-year term ending December 31, 1996. The license agreement may be renewed for additional one-year terms if certain criteria are met. No assurance can be given that such criteria will be met and that therefore such renewals will be entered into. However, the Company believes that there would be no material adverse effect on the Company's long-term future business should the agreement expire and not be renewed.

Results of Operations:

          Net sales for the fiscal year ended June 30, 1995, were $9,752,264, a slight decrease of $233,314, or approximately 2% from the 1994 fiscal year. Included in the sales for the fiscal year ended June 30, 1995, are the results of nine days of sales by EMA, which totalled $570,760, primarily comprised of the shipment of a large sales order during the period. Classic's sales volume remained relatively steady, with sales of $5,665,834 and $5,667,673 for the fiscal years ended June 30, 1995 and June 30, 1994 respectively. Excluding the sales of Classic and EMA, the Company's net sales decreased by $802,235 or 19% from the previous fiscal year. This decrease in sales volume is mainly attributed to the loss of business from one key customer during the current fiscal year, which was not yet replaced at fiscal year end 1995.

          Selling, general and administrative ("SG&A") expenses for the fiscal year ended June 30, 1995, increased by $203,798, or approximately 5% over the previous fiscal year. The increase in SG&A expenses was primarily due to an increase in advertising ($83,000), sales payroll ($88,000) and trade show expenses ($28,400) over the same period last year. The advertising increase primarily reflected an approximately $77,000 write-off of a worldwide distribution licensing prepayment to Revlon pursuant to its licensing agreement with the Company. The increase in sales payroll was due to the addition of three middle-management sales supervisors during fiscal year 1995. These supervisory positions were eliminated subsequent to June 30, 1995 in connection with the Company's efforts to streamline operations in order to control expenses. Trade show expenses increased due to an increased emphasis on this marketing activity by the Company during fiscal year 1995. The Company is in the process of reviewing its SG&A expenses in an effort to control such expenses.

          The Company's overall gross profit margin decreased from 46% to 42% from fiscal 1994 to fiscal 1995. In fiscal 1994, the Company recovered $200,000 from the selling shareholders of Classic, as a result of an inventory valuation. This amount reduced the cost of goods sold, and reflected a 2% higher gross profit margin in fiscal 1994. The remaining percentage decrease in the gross profit margin is mainly due to the devaluation of the U.S. dollar verses the German mark (18.1%), the French franc (15.8%), and the Japanese yen (22.9%), and to a lesser extent the selling of slow-moving inventory at a lower gross profit margin. While the Company purchases more than 63% of its product from France, mostly in U.S. dollars, approximately 20% of purchases are from manufacturers located in Germany, Italy and Japan in the applicable foreign currencies. Beginning with the 1995 fiscal year, the Company has been selectively purchasing foreign currency in advance of anticipated inventory purchases in order to stabilize the Company's cost of goods sold. Prior to fiscal year 1995, the Company purchased currency as needed for payment of current inventory payables. Management believes at the present time that its current foreign currency holdings are sufficient for the Company's anticipated inventory purchases for the next 12 months. The Company's advance purchases of foreign currencies, however, may limit the Company's ability to benefit from further favorable changes in exchange rates and may not offset the impact of possible future increases in the prices of inventories purchased.

          The following table sets forth the amount of foreign currencies held at the dates indicated:

                                                     At June 30, 1995                        At June 30, 1994
                                           ----------------------------------      ------------------------------------
                                               Foreign                U.S.             Foreign                U.S.
                                               Currency              Dollar            Currency              Dollar
                                             Denominated           Equivalent        Denominated           Equivalent
                                             -----------           ----------        -----------           ----------
Italian lira  . . . . . . . . . . .       1,709,166,018.18   $   1,043,128.00        1,128,250.18     $        713.00
Japanese yen  . . . . . . . . . . .           7,753,008.20          91,567.00        2,479,215.29           25,042.00
French franc  . . . . . . . . . . .             937,336.31         193,405.00          892,887.34          160,398.00
German mark . . . . . . . . . . . .                  --                   .00           68,763.06           40,669.00
                                                             ----------------                         ---------------

  Total U.S. dollar
     equivalents  . . . . . . . . .                          $   1,328,100.00                         $    226,822.88
                                                             ================                         ===============


         For the fiscal year ended June 30, 1995, the Company recognized a net gain of $57,840 related to its foreign currency transactions, and for the fiscal year ended June 30, 1994, the Company recognized a net gain of $16,253. Such net gains were included in the cost of goods sold for the respective years. The Company purchases foreign currencies at a 2 1/2% margin from a foreign currency dealer who finances up to 97 1/2% of the purchase price. The Company pays interest on the U.S. dollar equivalent balance, at a rate of 6.706% for fiscal year 1995 and 4.888% for fiscal year 1994. The Company earns interest on the foreign currency denominated balances, which for the fiscal years 1995 and 1994 was at the rates indicated below:

                                          For the Fiscal Year               For the Fiscal Year
                                          Ended June 30, 1995               Ended June 30, 1994
                                          -------------------               -------------------
Italian lira  . . . . . . . . .                  9.8130%                            6.947%
Japanese yen  . . . . . . . . .                   .5580%                            1.390%
French franc  . . . . . . . . .                  6.7080%                            4.770%
German mark . . . . . . . . . .                  3.8113%                            4.366%

         The Company incurred a net loss of $735,049 for the fiscal year ended June 30, 1995, compared to a net loss of $159,960, which includes the $200,000 adjustment from Classic's selling shareholders, for the fiscal year ended June 30, 1994. The fiscal year ended June 30, 1994 also reflected a $130,000 financing expense relating to termination fees, facility fees and closing fees associated with refinancing the Company's line of credit in June 1994. This decrease of approximately $500,000 in net income for fiscal year 1995, excluding the $200,000 recovery related to Classic and the $130,000 financing expense in 1994, is mainly due to lower revenues, lower gross margins, and higher SG&A expenses. Contributing to such results for fiscal year 1995 were fourth quarter adjustments of approximately $125,000 to increase the provision for slow-moving inventory, approximately $55,000 to increase the provision for doubtful accounts receivable, approximately $219,000 to expense certain prepaid assets, and an income tax benefit of approximately $145,000 to adjust income tax accounts based on the Company's results of operations. The increase to the provision for slow-moving inventory was made pursuant to an in-depth analysis of the Company's inventory levels during the fourth quarter of fiscal year 1995. The increase to the provision for doubtful accounts receivable was made by the Company based on management's assessment of the likelihood of recoverability of several delinquent trade accounts receivable identified during the fourth quarter. The fourth quarter adjustment to expense approximately $219,000 of prepaid expenses was composed of a $77,000 write-off of a worldwide distribution licensing payment to Revlon for rights expiring on December 31, 1995 and $142,000 of primarily trade show expenses. Management continually monitors its inventory levels and the collectibility of accounts receivable. Management currently believes that the fourth quarter adjustments to the provision for slow-moving inventory and the provision for doubtful accounts receivable resulted in adequate allowances for slow-moving inventory and doubtful accounts receivable at June 30, 1995. Management will continue to evaluate the reasonableness of these allowances on an ongoing basis, however, and no assurances can be given that future provisions to the allowances will not be necessary.

Liquidity and Capital Resources:

         At June 30, 1995, the Company's working capital was $6,157,874, and its current ratio was 1.8:1, as compared to working capital of $5,933,353 and a current ratio of 2.3:1 at June 30, 1994.

         During the March quarter of 1994, the Company raised $3,175,000 from a private placement, and during the June quarter of 1994, the Company raised $1,108,532 with the issuance of 341,087 shares upon the exercise of the Series A Warrants.

         The change in net cash provided by operating activities was primarily due to the net loss from operations of $735,049, depreciation and amortization of $320,343, an increase in accounts receivable of $670,845, a decrease in inventory of $261,350, a decrease in accounts payable and accrued expenses of $235,802, and an increase in amounts due to foreign currency dealer of $1,254,008. The increase in accounts receivable and the decrease in inventory were primarily due to a large sale by EMA in the latter part of the fourth quarter of fiscal year 1995. The decrease in accounts payable and accrued expenses resulted from faster payments to vendors. Amounts due to foreign currency dealer increased for fiscal year 1995 because the Company began purchasing foreign currency on margin in advance of anticipated inventory purchases in order to stabilize the Company's cost of goods sold.

         During the fiscal year ended June 30, 1995, the Company increased its borrowings on its line of credit by $387,042, the funds from which were used for operating capital, and utilized $318,750 in cash to repurchase 75,000 shares of Common Stock in the open market.

         During the Company's 1994 fiscal year, it maintained a $3,500,000 line of credit agreement with Congress Financial Corporation ("CFC"), which was secured by a pledge of all of the Company's assets. On June 29, 1994, the Company paid off the balance due to CFC, and refinanced the $3,500,000 credit facility with Republic National Bank ("RNB"), which offered lower interest rates, and, in management's opinion, more equitable lending formulas. As of June 30, 1995, total available credit under this line was $476,200. As of September 12, 1995, the unused balance on this facility was $270,000. Interest on the line of credit is 3/4% above the prime lending rate. The Company has a $150,000 line of credit with Barnett Bank that matures in December 1995. On September 27, 1995 the credit facility with RNB was renewed through September 1996. In connection with the renewal, EMA was added to the loan agreement as an additional guarantor and the Company agreed to pay-off the Barnett Bank loan by December 31, 1995, if not paid-off previously. Subsequent to December 31, 1995, the Company paid down $75,000 of the line of credit with Barnett Bank and informed RNB it would pay down the balance by March 10, 1996. As of the date hereof, RNB has not indicated its approval of this payment schedule or whether it intends to provide to the Company notice of occurrence of an event of default under the terms of the RNB credit agreement. The credit agreement provides for a 10-day cure period following the giving of such notice. If such notice is given by RNB, there can be no assurances that the Company can cure such default, although the Company currently believes that it has sufficient cash on hand to pay the remaining balance of the line of credit.

         Effective as of June 21, 1995, the Company consummated the acquisition through its wholly-owned subsidiary, Ocean Private Label, Inc. ("Ocean Private Label"), of all of the issued and outstanding capital stock of European Manufacturers Agency, Inc. In accordance with the terms of that certain Agreement and Plan of Reorganization (the "Agreement"), dated as of June 21, 1995, by and among the Company, Ocean Private Label and the shareholders of EMA, the acquisition of the capital stock of EMA was structured as a tax free reorganization within the meaning of the Internal Revenue Code of 1986, as amended. Pursuant to said Agreement, EMA was merged into Ocean Private Label and Ocean acquired all of the issued and outstanding capital stock of EMA in exchange for an aggregate 533,333 shares of Common Stock of Ocean (the "Ocean Shares") and $400,000 in cash.

         The acquisition of EMA was accounted for using the purchase method of accounting. In connection with the acquisition of EMA for $2,011,902, the Company recorded goodwill of $1,962,340, representing the cost in excess of net assets acquired, as of the date of acquisition. See Note 3 to the Company's Consolidated Financial Statements included under Item 7 hereof.

         With respect to the Ocean Shares, 500,000 of said Ocean Shares were placed in escrow to be released on each of the four subsequent anniversary dates of the closing in accordance with a formula based on the then market price of Ocean Common Stock. The Company has agreed to file a registration statement covering said shares, and has agreed to repurchase certain Ocean Shares from the holders thereof in the event the registration statement is not declared effective by the Securities and Exchange Commission within one year after the closing of the transaction.

         D'Arrigo Moda Italia ("D'Arrigo"), a major supplier of EMA, agreed to exchange $1,150,000 of EMA's accounts payable balance for $1,150,000 in Series B Convertible 2% Preferred Stock. In addition, the remaining accounts payable balance at June 20, 1995 of $1,523,734 was converted into a note payable to D'Arrigo in the principal amount of $1,273,734, payable in 32 equal monthly payments, and the remaining balance of $250,000 was paid in cash.

         Management currently believes that cash from operations and from available financing sources are sufficient for the Company to maintain its operations at current levels, including the additional operations acquired in the EMA acquisition.


ITEM 7.   FINANCIAL STATEMENTS

          The following Consolidated Financial Statements are attached hereto:

          Consolidated Financial Statements (Consisting of pages F-1 through F-23):

                                                                                                                Page
                                                                                                           --------------
                 Reports of Independent Certified Public Accountants                                          F-1 to F-2
                 Consolidated Balance Sheets at June 30, 1995 and 1994                                               F-3
                 Consolidated Statements of Operations
                          For the Years Ended June 30, 1995 and 1994                                                 F-4
                 Consolidated Statement of Stockholders' Equity
                          For the Years Ended June 30, 1995 and 1994                                                 F-5
                 Consolidated Statements of Cash Flows
                          For the Years Ended June 30, 1995 and 1994                                          F-6 to F-7
                 Notes to Consolidated Financial Statements                                                  F-8 to F-23


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On May 16, 1995, the Company dismissed the firm of KPMG Peat Marwick LLP ("KPMG"), as its independent public accountants. The reports of KPMG on the financial statements of the Company for the fiscal years ended June 30, 1993 and 1994, the last two years audited by KPMG, contained no adverse opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Board of Directors authorized the change of the accountants. In connection with it's audit for the fiscal year ended June 30, 1993 and 1994 and through May 16, 1995, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in their report on the financial statements for such period.

          On May 16, 1995, the Company engaged Grant Thornton LLP, Certified Public Accountants, to audit the Company's financial statements for the fiscal year ended June 30, 1995. The Company received no written or oral advice from Grant Thornton LLP which the Company concluded was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue. As set forth above, the Company had no specific disagreements with KPMG.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

       As of September 1, 1995, the Directors and Executive Officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as Director or Executive Officer, and the expiration of the terms as Directors are as follows:


                                                                                                                        OFFICER
                                                                                               EXPIRATION                  OR
                                                                                               OF CURRENT               DIRECTOR
NAME                               AGE        POSITION WITH THE COMPANY                        BOARD TERM                SINCE
- ----                               ---        -------------------------                        ----------                -----
Ray Hyman(1)                       64         Chairman of the Board and                           1996                    1988
                                              and Chief Executive Officer

Ray Hyman, Jr.                     39         President and Director                              1996                    1988

Kenneth J. Gordon(1)               55         Chief Financial Officer and Director                1996                    1992

H. James Daigle                    65         Director                                            1997                    1991

H. Doug Barnes, O.D.(2)            47         Director                                            1996                    1991

Lee Huntley(1)                     42         Director                                            1997                    1992

Patricia Hyman                     36         Vice President - Administration and Secretary        --                     1988

Margaret Hyman Schmidt             33         Vice President - Marketing                           --                     1988

Robert D. Winn                     45         President - EMA and Director                        1996                    1995

Mary S. Winn(1)                    42         Vice President - EMA                                 --                     1995

- -------------------

(1) At the Company's Annual Meeting of Shareholders held on April 12, 1996 (the "Annual Meeting"), Mr. Hyman was not reelected to the Board and subsequently resigned as an executive officer of the Company. Mr. Gordon was not renominated for election to another term on the Board, but continues to serve as Chief Financial Officer of the Company. Subsequent to the Annual Meeting, Mr. Huntley resigned from the Board for personal reasons and Mary Winn was elected to the Board.

(2) On October 31, 1995, Dr. Barnes resigned from the Board for personal reasons.

                -------------------------------------------------


         The expiration dates of the Company's Board of Directors' terms are staggered. Each year one class (typically one-third) of the Company's Directors are elected at the annual meeting of shareholders and hold office for three years or until their successors are elected and qualified.

         The Company's officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

Family Relationships

         The Company's Chairman of the Board is the father of its President and of Ms. Hyman and Ms. Schmidt, as well as the cousin of Mr. Daigle. Mary Winn and Robert Winn are husband and wife.

Business Experience

         Mr. Hyman has been Chairman of the Board and Chief Executive Officer of the Company since October 30, 1992. Prior to this date, he served as Chairman of the Board and President since its inception in 1988. Prior thereto, he was employed as President of Style-Rite, a Miami manufacturer and distributor of optical frames, for more than seven years.

         Mr. Hyman, Jr., has been employed by the Company as President and Director since October 30, 1992. Prior to that date, he served as Vice President-Sales and Director since the Company's inception in 1988. Prior thereto, he was employed as a sales representative by Style-Rite for six years.

         Mr. Gordon has been employed as the Chief Financial Officer of the Company since December 1991. From December 1991 through mid-September 1992, he was employed by the Company on a part-time basis, during which time he also was employed part-time as the controller of a closely held business. He currently is employed by the Company full-time. From 1987 until December 1991, Mr. Gordon was the President of CBT Optical Corporation ("CBT"), and HNJ Optical Corporation, which companies operated a retail optical business. In March 1993, CBT filed a proceeding under Chapter 7 of the U.S. Bankruptcy Code, and was discharged therefrom shortly thereafter. From 1982 to 1987, he was Secretary, Treasurer and Chief Financial Officer of Royal International Optical, Corporation, the securities of which are traded on the Nasdaq.

         Mr. Daigle was employed by IBM for 33 years in various managerial capacities until his retirement in 1987. From 1982 to 1984, he was National Manager of Maintenance Marketing, with responsibilities including promotional sales programs, advertising activities, and recommending alternative service concepts and maintenance delivery concepts. From 1984 to 1987, he was Branch Manager for Rhode Island, southern Massachusetts and eastern Connecticut, responsible for financial planning and expenditures relating to customer satisfaction, personnel, employee training and resolution of technical and programming problems.

         Dr. Barnes was engaged in private practice as an optometrist from 1975 until 1985. In 1985, he founded and became Chief Executive Officer of Vision Express, which grew in three years to a chain of 28 optical superstores and was sold in 1988 to Pearle, Inc., by which Dr. Barnes was employed in an executive capacity until 1989. In 1990, Dr. Barnes organized EyeMart Express, a chain of optical superstores headquartered in Dallas, of which he is sole owner and Chief Executive Officer. On October 31, 1995, Dr. Barnes resigned from the Board for personal reasons.

         Mr. Huntley was the Senior Vice President and Chief Operating Officer of Phoebe Putney Memorial Hospital in Albany, Georgia from 1993 through 1995. Prior to joining that hospital in 1993, Mr. Huntley was the Senior Vice President of Baptist Hospital in Miami, Florida, where he was employed for 15 years. Mr. Huntley rejoined Baptist Hospital subsequent to September 1, 1995.

         Ms. Hyman has been employed by the Company as its Vice President since its inception in 1988 and Secretary since May 1991. She was employed from 1985 to 1987 by the Silver Turtle, an import and distributing company, as an office manager, and during 1987 by Liborio Capital, an insurance company, in its new accounts processing department.

         Ms. Schmidt has been a Vice President of the Company since October 1988. Prior thereto, she was employed by Style-Rite for more than three years, the last two as National Sales Liaison with all major customers and sales representatives.

         Mr. Winn has been the President of EMA since its inception in late 1990. Prior thereto he was Executive Vice President of Indo USA from 1987 to 1990, after several years in marketing/management within the homebuilding industry. Mr. Winn has been a director of the Company since July 1995.

         Ms. Winn has been the Vice President of EMA since its inception in late 1990. Prior thereto she was Director of Marketing for Bay Area Renaissance Festivals from 1987 to 1990 after several years as an independent business owner.

         To the best of the Company's knowledge, and except with respect to the filings on Form 3 of their equity ownership by Mr. and Mrs. Winn, none of the Company's Executive Officers, Directors or principal shareholders were delinquent in filing any required Forms 3, 4 or 5 during the fiscal year ended June 30, 1995.


ITEM 10.   EXECUTIVE COMPENSATION

           The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended June 30, 1995, 1994 and 1993 to the Company's Chief Executive Officer and President. None of the Company's other Executive Officers earned over $100,000 during the fiscal year ended June 30, 1995.


                           SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                                                            -------------------------------------------
                           Annual Compensation                     Awards       Payouts
                    --------------------------------               ------       -------

  (a)              (b)       (c)       (d)        (e)         (f)            (g)          (h)           (i)

                                                 Other                    Securities                    All
  Name                                           Annual    Restricted       Under-                     Other
  and                                            Compen-     Stock          lying         LTIP         Compen-
  Principal                 Salary    Bonus      sation    Award(s)        Options/     Payouts        sation
  Position         Year      ($)        ($)       ($)         ($)          SARs (#)       ($)           ($)
- --------------------------------------------------------------------------------------------------------------
  Ray Hyman
  Chief Executive
  Officer          1995    $177,404     -          -           -          228,484(1)       -             -
                   1994     170,064     -          -           -          124,384(1)       -             -
                   1993     160,000     -          -           -
                                                                            -    (1)       -             -
  Ray Hyman, Jr.
  President        1995    $112,115     -          -           -          130,054(1)       -             -
                   1994     102,692     -          -           -           73,814(1)       -             -
                   1993      86,260     -          -           -            -    (1)       -             -




- ---------------------

  (1) Does not include options issued and subsequently canceled by the Company.

         The following table sets forth information concerning options granted in the last fiscal year to the persons named in the preceding Summary Compensation Table.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR




                                               Individual Grants
- -------------------------------------------------------------------------------------------------------------------------
       (a)                   (b)               (c)                 (d)                    (e)

                          Number of
                         Securities        % of Total
                         Underlying       Options/SARs
                          Options/         Granted to           Exercise
                            SARs          Employees in           or Base               Expiration
       Name              Granted(#)        Fiscal Year        Price ($/Sh)                Date
- -------------------------------------------------------------------------------------------------------------------------
Ray Hyman                 124,384             30.0               3.1250               May 5, 2001
                           24,100             30.1               3.6250               August 5, 2001

                           30,000             30.0               2.5000               December 22, 2001
                           50,000             33.3               2.0000               May 23, 2002

Ray Hyman Jr.              73,814             17.8               3.1250               May 5, 2001
                           14,240             17.8               3.6250               August 5, 2001
                           17,000             17.0               2.5000               December 22, 2001
                           25,000             16.7               2.0000               May 23, 2002



         The following table also sets forth information concerning the value of unexercised stock options at the end of the 1995 fiscal year for the persons named in the Summary Compensation Table.

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


         (a)                (b)              (c)                   (d)                         (e)


                                                                Number of
                                                                Securities                   Value of
                                                                Underlying                 Unexercised
                                                               Unexercised                 In-the-Money
                                                               Options/SARs                Options/SARs
                                                              at FY-End (#)               at FY-End ($)
                      Shares Acquired       Value             -------------               -------------
                        on Exercise       Realized             Exercisable/                Exercisable/
        Name                (#)              ($)              Unexercisable               Unexercisable
- -------------------------------------------------------------------------------------------------------------------------
 Ray Hyman                0                0                    228,484/0                   12,500/0

 Ray Hyman Jr.            0                0                    130,054/0                    6,250/0

Compensation of Directors

         Directors who are not employees of the Company receive $250 for each meeting attended in person. Employees of the Company receive no additional cash compensation for service as a Director. All Directors are reimbursed for expenses incurred in attending Board meetings. In addition, during 1995, the Company's Directors were granted certain options to acquire the Company's Common Stock. See "Stock Option Plans," below.

Profit Sharing Plan

         In 1989, the Company adopted a qualified profit sharing plan covering all employees 21 years of age and older who have completed one year of employment. The plan permits the Company to contribute, at its election, up to 15% of the annual compensation of all participants to the profit sharing trust, of which Ray Hyman and Jo Anne Hyman, his wife, are the trustees. The Company's contributions to the trust vest for the accounts of the respective participants at the rate of 20% per year commencing with the completion of two years of employment. During the fiscal year ended June 30, 1990, the Company contributed a total of approximately $43,000 pursuant to this plan, of which $26,010 and $10,437 were allocated to the accounts of Ray Hyman and Ray Hyman, Jr., respectively. For the five years ended June 30, 1995, the Company elected not to contribute to the profit sharing plan.

Stock Option Plans

         In July 1991, the Board of Directors and shareholders of the Company adopted a Stock Option Plan (the "1991 Plan") pursuant to which 54,000 (adjusted for stock dividend) shares of Common Stock of the Company were reserved for issuance. In November 1992, the Board adopted a new plan (the "1992 Plan"; the 1991 Plan and the 1992 Plan are collectively referred to as the "Plans"), which was approved by the shareholders in February 1993, and which provided for the issuance of 240,000 (adjusted for stock dividend) shares. The number of shares issuable under the 1992 Plan was increased to 750,000 at the Company's Annual Shareholders' Meeting held in December 1993. Both Plans are intended to promote the growth and profitability of the Company, to provide employees of the Company who are largely responsible for the management, growth and protection of its business with an incentive to continue to make substantial contributions to the success of the Company, and to provide those key employees with an equity interest in the Company.

         The Plans are administered by a Stock Option Committee appointed by the Company's Board of Directors (the "Committee"). The Committee has the authority to designate the key employees eligible to participate in the Plans, to prescribe the terms of award, to interpret the Plans, and to make all other determinations for administering the Plans.

         The Plans provide for granting of stock options that may be either "Incentive Stock Options" within the meaning of Section 422A of the Internal Revenue Code of 1986 as amended (the "Code") or "Non-Statutory Stock Options" which do not satisfy the provisions of Section 422A of the Code. Incentive Stock Options are required to be issued at an option exercise price per share equal to the fair market value of a share of Common Stock on the date of grant, except that the exercise price of options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding Common Stock must equal at least 110% of fair market value on the date of grant. Non-Statutory Stock Options may be issued at such option exercise price as the Committee determines. Exercise of a stock option will be subject to terms and conditions established by the

Committee and set forth in the instrument evidencing the stock option. Stock options may be exercised with either cash or shares of the Company's Common Stock or other form of payment authorized by the Committee. The date of expiration of a stock option will be fixed by the Committee but may be longer than ten years from the date of the Plans.

Employment Agreements

         In April 1994, the Company entered into three-year agreements with its executive officers at base annual salaries ranging from $46,000 each for its two Vice Presidents to $175,000 for its Chief Executive Officer. EMA entered into a four-year agreement with its two executive officers at a base annual salary of $104,000 each. The executive officers may participate in such profit-sharing, pension or other incentive compensation plans, as may be provided by the Company to its executives.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following information sets forth certain information as of September 1, 1995 by each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, the beneficial ownership by each director, and the beneficial ownership of all directors and officers as a group:

                                              AMOUNT AND
                                               NATURE OF                 PERCENT
                                              BENEFICIAL                   OF
NAME AND ADDRESS                              OWNERSHIP(1)              CLASS(2)
- ----------------                             -------------              --------
Ray Hyman                                      413,984(3)               17.1%(3)
14250 S.W. 119th Avenue
Miami, Florida  33186

JoAnne Hyman                                   125,000(4)                5.7(4)
14250 S.W. 119th Avenue
Miami, Florida 33186

Ray Hyman, Jr.                                 131,854(5)                5.7(5)
14250 S.W. 119th Avenue
Miami, Florida 33186

Margaret Hyman Schmidt                         108,016(6)                4.7(6)
14250 S.W. 119th Avenue
Miami, Florida 33186

Patricia Hyman                                 107,836(7)                4.7(7)
14250 S.W. 119th Avenue
Miami, Florida 33186

Kenneth J. Gordon                              111,021(8)                4.8(8)
14250 S.W. 119th Avenue
Miami, Florida 33186

Robert D. Winn                                 266,667(9)               12.2(9)
21951 U.S. 19 North
Clearwater, Florida 34625

Mary S. Winn                                   266,666(10)              12.2(10)
21951 U.S. 19 North
Clearwater, Florida 34625

H. James Daigle                                 10,200(11)                 *(11)
320 West Reach Drive
Jamestown, Rhode Island 02835
                                                                                          (Table continued on next page.)

                                              AMOUNT AND
                                               NATURE OF             PERCENT
                                              BENEFICIAL                OF
NAME AND ADDRESS                              OWNERSHIP(1)           CLASS(2)
- ----------------                              ------------           --------
Lee Huntley                                      9,000(12)                 *(12)
Phoebe Putney Memorial Hospital
417 Third Avenue
P.O. Box #1828
Albany, Georgia 31703

H. Doug Barnes                                  21,000(13)               1.0(13)
1325 Capital Parkway
Suite #130
Carrollton, Texas 75006

Societe Francaise de                           144,000(14)               6.6(14)
  Lunetterie ("SFL")
F 39150 Chaux du Domdief
St. Laurent en Grandvaux
France

The Global Eye                                 171,600(15)               7.8(15)
5628 Amersham Way
Boca Raton, Florida 33486

D'Arrigo Moda Italia SRL                       230,000(16)               9.5(16)
Via Giava 11/12
32040 Lorenzago Di Cadore
Italy

All Executive Officers and                   1,446,244(17)              49.8(17)
Directors as a group (17)
(consisting of ten persons)

- ---------------------------------
         *Less than one percent.

         (1) Unless otherwise noted, the security ownership disclosed in the table is of record and beneficial.

         (2) In accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shares which are not outstanding but which are subject to options, warrants, rights or conversion privileges pursuant to which such shares may be acquired in the next sixty days have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right but have not been deemed outstanding for the purpose of computing the percentage for any other person.

         (3) Mr. Hyman is the owner of record of 185,500 shares of the Company's Common Stock, and options to acquire an additional 124,384 shares at $3.125 per share, 24,100 shares at $3.625 per share, 30,000 shares at $2.50 per share and 50,000 shares at $2.00 per share, the market prices of the Common Stock on the dates of grant. Excludes 125,000 shares owned by Mr Hyman's wife, JoAnne, of which shares Mr. Hyman disclaims beneficial ownership.





                                        - 18 -
                                             (Footnotes continued on next page.)

         (4) Excludes shares owned by Ms. Hyman's husband, Ray, of which shares she disclaims beneficial ownership. See note (1) above.

         (5) Mr. Hyman is the owner of record of 1,800 shares of the Company's Common Stock and options to acquire an additional 73,814 shares at $3.125 per share, 14,240 shares at $3.625 per share, 17,000 shares at $2.50 per share, and 25,000 shares at $2.00 per share, the market prices of the Common Stock on the dates of grant.

         (6) Ms. Schmidt is the owner of record of 360 shares of the Company's Common Stock and options to acquire an additional 61,736 shares at $3.125 per share, 11,920 shares at $3.625 per share, 15,000 shares at $2.50 per share, and 19,000 shares at $2.00 per share, the market prices of the Common Stock on the dates of grant.

         (7) Ms. Hyman is the owner of record of 180 shares of the Company's Common Stock, and options to acquire 61,736 shares at an exercise price of $3.125 per share, 11,920 shares at $3.625 per share, 15,000 shares at $2.50 per share, and 19,000 shares at $2.00 per share, the market prices of the Common Stock on the dates of grant.

         (8) Mr. Gordon is the owner of 3,800 shares of the Company's Common Stock, and has options to acquire 61,301 shares at an exercise price of $3.125 per share, 11,920 shares at $3.625 per share, 15,000 shares at $2.50 per share, and 19,000 shares at $2.00 per share, the market prices of the Common Stock on the dates of grant.

         (9) Mr. Winn is the owner of 266,667 shares of the Company's Common Stock (12.2% based on 2,194,420 shares outstanding), 250,000 of which shares were placed in escrow to be released on each of the four subsequent anniversary dates of the closing of EMA, in accordance with a formula based on the then-market price of the Company's Common Stock. See "Item 6. - Management's Discussion and Analysis or Plan of Operation." Excludes 266,666 shares owned by Mr. Winn's wife, Mary, of which shares Mr. Winn disclaims beneficial ownership.

         (10) Ms. Winn is the owner of 266,666 shares of the Company's Common Stock (12.2% based on 2,194,420 shares outstanding), 250,000 of which shares were placed in escrow to be released on each of the four subsequent anniversary dates of the closing of EMA, in accordance with a formula based on the then-market price of the Company's Common Stock. See "Item 6. - Management's Discussion and Analysis or Plan of Operation." Excludes 266,667 shares owned by Ms. Winn's husband, Robert, of which shares Ms. Winn disclaims beneficial ownership.

         (11) Mr. Daigle owns 1,200 shares of the Company's Common Stock and options to acquire 6,000 shares at $3.125, 1,000 shares at $3.625 per share, 1,000 shares at $2.50 per share, and 1,000 shares at $2.00 per share, the market prices of the Common Stock on the dates of grant.

         (12) Mr. Huntley does not own any shares of the Company's Common Stock, however he has been granted options to acquire 6,000 shares at an exercise price of $3.125, 1,000 shares at $3.625 per share, 1,000 shares at $2.50 per share, and 1,000 shares at $2.00 per share, the market prices of the Common Stock on the dates of grant.

         (13) Dr. Barnes is the owner of record of 12,000 shares of the Company's Common Stock, and has been granted options to acquire 6,000 shares at an exercise price of $3.125, 1,000 shares at $3.625 per share, 1,000 shares at $2.50 per share, and 1,000 shares at $2.00 per share, the market prices of the Common Stock on the dates of grant. Dr. Barnes resigned from the Board on October 31, 1995.

         (14) SFL is the owner of record of 144,000 shares of the Company's Common Stock.





                                        - 19 -
                                             (Footnotes continued on next page.)

         (15) The Global Eye is the owner of record of 156,000 shares of the Company's Common Stock. The Global Eye is owned by Alan R. Ackerman, who also owns 15,600 shares of the Company's Common Stock. Mr. Ackerman may therefore be deemed to be the beneficial owner of 171,600 shares of the Company's Common Stock.

         (16) D'Arrigo Moda Italia owns of record the shares of the Company's Series B Preferred Stock, which pursuant to its terms is convertible into 230,000 shares of the Company's Common Stock.

         (17) Includes shares issuable upon exercise of all options and warrants beneficially owned by such persons, and excludes shares of which beneficial ownership is disclaimed.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           SFL, a principal shareholder of the Company, is the largest supplier of the Company's ophthalmic frames. During the years ended June 30, 1995 and 1994, the Company's purchases from SFL amounted to $3,687,000 and $3,435,000, respectively. The Company believes that its purchases of products and services from SFL have been on terms at least as favorable to the Company as could have been obtained elsewhere. Pierre Girod, a director of SFL and an officer, director and controlling stockholder of a publicly owned French company, Societe Francaise de Signalization (Signaux Girod), of which SFL is a wholly owned subsidiary, was a Director of the Company until May 1991.

           D'Arrigo, the shareholder of the Company's Series B 2% Convertible Preferred Stock, is the largest supplier of ophthalmic frames for the recently acquired company, EMA. The Company will continue to purchase large quantities of frames from D'Arrigo, and believes that its purchases of product are on terms at least as favorable to the Company as could have been obtained elsewhere.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:
                 3.1      Restated Articles of Incorporation.(1)

                 3.2      By-Laws.(1)

                 10.1     Stock Option Plan.(1)

                 10.2     Exclusive Licensing Agreement with Jacques Fath and translation.(1)

                 10.3     Employment Agreement with Ray Hyman (1)

                 10.4     Revolving Line of Credit from Republic National bank.(2)

                 10.5     Business Property Lease, dated August 19, 1993, between Turnpike-McNeil Development, Ltd., and
                          Ocean Optique Distributors, Inc.(3)

                 10.6     License Agreement between Classic Optical, Inc., and J.H. Collectibles, dated August 23,
                          1990.(3)

                 10.7     License Agreement between Classic Optical, Inc., and Hallmark Cards, Incorporated (Crayola
                          License), dated January 29, 1991.(3)

                 10.8     License Agreement between Classic Optical, Inc., and Chevrolet (Geo), dated March 25, 1992.(3)

                 10.9     License Agreement between Classic Optical, Inc., and Revlon, Inc., dated July 15, 1992.(3)

                 10.10    Amendment to Loan Amendment with Republic National Bank for the Revolving Line of Credit dated
                          September 27, 1995. (5)

                 10.11    Business Property Lease, dated August 7, 1992 between Clearwater 19 Commerce Center and EMA.(5)

                 10.12    Robert Winn Employment Agreement.(4)

                 10.13    EMA Acquisition Agreement.(4)

                 10.14    Third Amendment to License Agreement between Revlon Consumer Products Corporation and Classic
                          Optical, Inc. dated as of December 20, 1995.(6)

                 11.1     Statement re: Computation of Per Share Earnings.(7)

                 21.1     Subsidiaries of the Registrant.(5)

                 27.1     Financial Data Schedule (for SEC use only).(7)


           (b)   Reports on Form 8-K

                 A current report on Form 8-K was filed during the last quarter of the Company's fiscal year ended June 30, 1995.

- ------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-18 (SEC File No. 33-41164), declared effective September 24, 1991.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 8, 1994.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 21, 1995.

(5) Filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(6) Filed with Amendment No. 1 on Form 10-KSB/A to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(7) Filed with Amendment No. 2 on Form 10-KSB/A to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

                                                     [GRANT THORNTON LETTERHEAD]






                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
Ocean Optique Distributors, Inc.

We have audited the accompanying consolidated balance sheet of Ocean Optique Distributors, Inc. and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Optique Distributors, Inc. and Subsidiaries as of June 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.




/s/ Grant Thornton LLP
- ----------------------
Miami, Florida
September 22, 1995

KPMG Peat Marwick LLP

     One Biscayne Tower           Telephone 305 358 2300    Telefax 305 577 0544
     Suite 2900
     2 South Biscayne Boulevard
     Miami, FL 33131



                          Independent Auditors' Report


The Board of Directors and Stockholders
Ocean Optique Distributors, Inc.
  and Subsidiary:


We have audited the accompanying consolidated balance sheet of Ocean Optique Distributors, Inc. and subsidiary as of June 30, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Optique Distributors, Inc. and subsidiary, as of June 30, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                          /s/ KPMG Peat Marwick LLP


Miami, Florida
August 29, 1994

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    JUNE 30,


                                     ASSETS

                                                                           1995         1994
                                                                       -----------  -----------
Current assets
   Cash and cash equivalents
   Certificate of deposit - restricted
   Short-term investments
   Accounts receivable (net of allowance for doubtful accounts         $ 1,748,781  $ 1,784,746
    of $214,693 in 1995 and $82,424 in 1994)                                65,000       65,000
   Inventory                                                             1,018,308      944,647
   Prepaid expenses and other current assets
   Deferred income taxes                                                 2,571,026    1,670,518
   Income tax receivable                                                 7,373,705    5,497,557
                                                                           376,627      366,380
            Total current assets                                           166,626      102,016
                                                                           257,240      159,553
Property and equipment, net                                            -----------  -----------
Security deposits                                                       13,577,313   10,590,417
Debt issue costs, net
Intangible assets, net                                                     328,702      307,464
                                                                            14,728       13,893
                                                                           176,013      205,168
            Total assets                                                 3,673,207    1,688,281
                                                                       -----------  -----------

                                                                       $17,769,963  $12,805,223
                                                                       ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Bank line of credit                                                  $ 3,173,800  $ 2,541,592
  Accounts payable                                                       1,350,708      842,300
  Due to related parties                                                   920,000      881,000
  Due to foreign currency dealer                                         1,254,008            -
  Accrued expenses                                                         124,048      186,613
  Note payable to related party, current portion                           391,975            -
  Notes payable, current portion                                            71,275      160,165
  Capital lease obligations, current portion                                46,143       45,394
                                                                       -----------  -----------
            Total current liabilities                                    7,331,957    4,657,064

8% Convertible subordinated debentures                                   1,575,000    1,587,500
Note payable to related party, long-term portion                           736,699            -
Notes payable, long-term portion                                            17,317            -
Capital lease obligations, long-term portion                                33,356       75,750
Deferred income taxes                                                      124,168      127,656
                                                                       -----------  -----------

            Total liabilities                                            9,818,497    6,447,970

Commitments and contingencies                                                    -            -

Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares
   authorized; shares issued:
     Series A cumulative convertible 3% preferred stock
      (liquidation value - $1,575,000 in 1995 and $1,587,500 in 1994)    1,474,398    1,486,898
     Series B 2% convertible preferred stock
      (liquidation value - $1,150,000)                                   1,150,000            -
  Common stock, no par value; 10,000,000 shares
   authorized 2,119,420 and 1,658,547 issued and
   outstanding in 1995 and 1994, respectively                            6,099,228    4,860,027
  Retained earnings (accumulated deficit)                                (772,160)       10,328
                                                                       -----------  -----------

            Total stockholders' equity                                   7,951,466    6,357,253
                                                                       -----------  -----------

            Total liabilities and stockholders' equity                 $17,769,963  $12,805,223
                                                                       ===========  ===========


The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED JUNE 30,




                                                           1995        1994
                                                        ----------  ----------
 Net sales                                              $9,752,264  $9,985,578

 Cost of goods sold                                      5,680,055   5,405,193
                                                        ----------  ----------

            Gross profit                                 4,072,209   4,580,385

 Selling, general and administrative expenses            4,694,571   4,490,773
                                                        ----------  ----------
                                                          (622,362)     89,612

 Interest expense, net                                    (257,687)   (321,880)
 Other income                                                    -       7,275
                                                        ----------  ----------

            Loss before income taxes                      (880,049)   (224,993)

 Income tax (benefit) expense                             (145,000)    (65,033)
                                                        ----------  ----------

            Net loss                                      (735,049)   (159,960)

 Dividends paid on convertible preferred stock              47,439           -
                                                        ----------  ----------

            Net loss applicable to common stockholders  $ (782,488) $ (159,960)
                                                        ==========  ==========

 Net loss per share of common stock                     $    (0.48) $    (0.12)
                                                        ==========  ==========

 Weighted average number of common shares outstanding    1,619,602   1,330,716
                                                        ==========  ==========

The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994





                                    Series A                         Series B
                                 Preferred Stock                  Preferred Stock                   Common Stock
                             ----------------------          --------------------------        ---------------------
                             Number of                        Number of                        Number of
                             Shares          Amount           Shares            Amount         Shares      Amount
                             ---------       ------           --------         --------        ---------  ----------

Balance, July 1, 1993              -        $                        -                -        $1,320,000  $3,789,399

Issuance of Series A
 preferred stock proceeds
 of private placement        635,000         1,486,898               -                -                 -           -

Exercise of Series A
 warrants, net                     -                 -               -                -           338,547   1,070,628

Net loss                                             -               -                -                -            -
                               -----        ----------         -------  ---------------        ---------    ---------

Balance, June 30, 1994       635,000         1,486,898               -                -        1,658,547    4,860,027

Exercise of Series A
 warrants, net                     -                 -               -                -                         2,540

Repurchase and cancellation
 of common stock                   -                 -               -                -         (75,000)     (318,750)

Issuance of Series B
 preferred stock for debt          -                 -         230,000        1,150,000                -            -

Redemption of Series A
 preferred stock              (5,000)          (12,500)              -                -                -            -

Dividends paid on Series A
 preferred stock                   -                 -               -                -                -            -

Issuance of common stock
 for acquisition of EMA            -                 -               -                -          533,333    1,600,000

Net loss                           -                 -               -                -                -            -
                             -------        ----------        --------  ---------------        --------   ----------

Balance, June 30, 1995       630,000        $1,474,398         230,000  $     1,150,000        2,119,420   $6,099,228
                             =======        ==========        ========  ===============        =========   ==========

                                   Retained
                                   Earnings         Total
                                 (Accumulated   Stockholders'
                                   Deficit)         Equity
                               ---------------  -------------

Balance, July 1, 1993            $ 170,288       $3,959,687

Issuance of Series A
 preferred stock proceeds
 of private placement                    -        1,486,898

Exercise of Series A
 warrants, net                                    1,070,628

Net loss                          (159,960)        (159,960)
                                 ---------       ----------

Balance, June 30, 1994              10,328        6,357,253

Exercise of Series A
 warrants, net                                      (42,049)

Repurchase and cancellation
 of common stock                         -         (318,750)

Issuance of Series B
 preferred stock for debt                -        1,150,000

Redemption of Series A
 preferred stock                         -          (12,500)

Dividends paid on Series A
 preferred stock                   (47,439)         (47,439)

Issuance of common stock
 for acquisition of EMA                  -        1,600,000

Net loss                          (735,049)        (735,049)
                                 ---------       ----------

Balance, June 30, 1995           $(772,160)      $7,951,466
                                 =========       ==========




 The accompanying notes are an integral part of this statement.

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE YEARS ENDED JUNE 30,




                                                                     1995         1994
                                                                 -----------  -----------
Cash flows from operating activities:
  Net loss                                                        $ (735,049)  $ (159,960)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Loss on disposal of fixed assets                                      -       38,192
     Depreciation and amortization                                   320,343      300,973
     Deferred income taxes, net                                      (68,097)      13,835
     Changes in assets and liabilities, net of
      effects from acquisition of business
        Increase in short-term investments                           (73,661)    (944,647)
        (Increase) decrease in accounts receivable, net             (670,845)     276,319
        (Increase) decrease in inventory                             261,350     (285,637)
        Decrease in prepaid expenses, security deposits
         and intangible assets                                        41,461       49,407
        Decrease in accounts payable and accrued
         expenses, net                                              (235,802)    (998,464)
        Increase (decrease) in due to related parties                 39,000     (133,000)
        Increase in income taxes                                     (97,687)    (399,835)
                                                                  ----------  -----------

            Net cash provided by (used in) operating activities   (1,218,987)  (2,242,817)

Cash flows from investing activities:
  Goodwill adjustments                                                     -      136,781
  Cash received from acquisition of business                         103,703            -
  Capital expenditures                                               (86,848)     (57,312)
  Net disposal of fixed assets                                             -       14,353
                                                                  ----------  -----------

            Net cash provided by investing activities                 16,855       93,822

Cash flows from financing activities:
  Net borrowings (payments) on line of credit                        387,042     (177,129)
  Proceeds from borrowings from foreign currency dealer            1,584,213            -
  Repayments of borrowings from foreign currency dealer             (330,205)           -
  Payments under capital lease obligations                           (41,645)     (19,706)
  Proceeds from exercise of stock warrants, net                      (42,049)   1,070,628
  Repurchase of common stock                                        (318,750)           -
  Redemption of 8% convertible subordinated debentures               (12,500)           -
  Repurchase of Series A 3% preferred stock                          (12,500)           -
  Dividends paid on Series A 3% preferred stock                      (47,439)           -
  Net proceeds from the issuance of 8% convertible
   subordinated debentures                                                 -    1,374,183
  Net proceeds from the issuance of Series A
   3% preferred stock                                                      -    1,486,898
                                                                  ----------   ----------

            Net cash (used in) provided by financing activities    1,166,167    3,734,874
                                                                  ----------   ----------

Net increase (decrease) in cash and cash equivalents                 (35,965)   1,585,879

Cash and cash equivalents, beginning of year                       1,784,746      198,867
                                                                  ----------   ----------

Cash and cash equivalents, end of year                            $1,748,781   $1,784,746
                                                                  ==========   ==========


                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                          FOR THE YEARS ENDED JUNE 30,




                                                                    1995        1994
                                                                 ----------  ---------

Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for income taxes, net  $   13,066  $ (65,178)
                                                                 ==========  =========

   Cash paid during the period for interest, net                 $  426,217  $ 370,341
                                                                 ==========  =========

Noncash investing and financing activities:
   Capital lease obligations incurred                            $        -  $ 140,850
                                                                 ==========  =========
   Acquisition of business
      Fair value of assets acquired                              $2,566,631  $       -
                                                                 ==========  =========
      Liabilities assumed                                        $2,733,911  $       -
                                                                 ==========  =========
      Cost in excess of net assets of business acquired,
       and covenant not to compete agreement, net                $2,167,280  $       -
                                                                 ==========  =========
      Issuance of common stock to acquire business               $1,600,000  $       -
                                                                 ==========  =========
      Conversion of accounts payable to Series B
       2% convertible preferred stock                            $1,150,000  $       -
                                                                 ==========  =========





























The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994


NOTE 1 - ORGANIZATION

   Ocean Optique Distributors, Inc. (the "Company") was incorporated under the laws of the State of Florida on May 31, 1988. The Company is an importer and distributor of eyeglass frames.

   On June 21, 1995, the Company acquired 100 percent of the capital stock of European Manufacturers Agency ("EMA"), a Florida corporation. EMA is engaged in the business of distributing and marketing private label ophthalmic frames and related items and continues to conduct such business as a wholly-owned subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (A) BASIS FOR CONSOLIDATION

       The consolidated financial statements include the accounts of Ocean Optique Distributors, Inc., and it's wholly owned subsidiaries, Classic Optical, Inc. ("Classic") and EMA. The results of operations of EMA are included in the statement of operations for the period from June 21, 1995 (the date of acquisition) through June 30, 1995. All significant intercompany transactions and balances have been eliminated.

   (B) CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash on deposit at banks, money market funds, short-term highly liquid investments with original maturities of three months or less and foreign currency.

   (C) FOREIGN CURRENCY TRANSACTION

       The Company purchases inventory from certain foreign vendors in foreign currency. Foreign currency totalling $1,328,101 at June 30, 1995 is carried at current market exchange rates. Gains or losses from changes in exchange rates are recognized in the consolidated statement of operations in the period of occurrence.

   (D) SHORT-TERM INVESTMENTS

       In fiscal 1994 the Company adopted Statement of Financial Accounting Standards No. 115, which requires that investments in debt and equity securities for which the Company does not have the positive intent to hold to maturity, be reported at fair market value. Accordingly, short-term investments, which include corporate bonds and United States government securities, are carried at their market value at June 30, 1995 and 1994, as such securities are classified by the Company as trading securities with unrealized gains and losses recognized in the statement of operations in the period of occurrence.
                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   (E) INVENTORY

       Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

   (F) PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation is calculated over the estimated useful lives (ranging from five to seven years) of the assets using the straight line method. Property and equipment acquired through acquisitions are stated at fair market value as of the date acquired.

   (G) INTANGIBLE ASSETS

       Intangible assets are comprised of goodwill and the cost of covenant not to compete agreements. Goodwill results from corporate acquisitions accounted for using the purchase method of accounting and includes the excess of cost over the fair market value of the net assets of the acquired businesses. As of June 30, 1995, all goodwill is being amortized over periods of twenty-five years on a straight line basis. The Company had goodwill associated with the acquisition of Classic in October 1992 of $1,467,038, net of accumulated amortization of $191,833 and $1,532,726, net of accumulated amortization of $126,145 as of June 30, 1995 and 1994, respectively. At June 30, 1995, the Company had goodwill associated with the acquisition of EMA in June 1995 of $1,817,280, with no accumulated amortization expense. The cost of the Company's covenant not to compete agreements of $350,000 each, related to the acquisitions of Classic and EMA, are being amortized on a straight-line basis over their terms of three years and five years, respectively. At June 30, 1995 and 1994, accumulated amortization related to the Classic covenant not to compete agreement was $311,111 and $194,444, respectively. There was no accumulated amortization related to the EMA covenant not to compete agreement at June 30, 1995. On an ongoing basis, management reviews the valuation and amortization of intangible assets. As part of this review, the Company considers both the current and future undiscounted cash flows generated by the related subsidiaries acquired to determine whether impairment has occurred. The Company measures impairment of intangible assets as the deficiency of the undiscounted cash flows compared to the carrying value of the related intangible asset. Any write-downs of intangible assets due to impairment are charged to operations at the time that impairment is identified by management.

                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   (G) INTANGIBLE ASSETS - CONTINUED

       The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangible assets, such as goodwill. The Statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the implementation of SFAS 121 to have a material effect on the Company's financial position or results of operations.

   (H) INCOME TAXES

       Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

   (I) REVENUE RECOGNITION

       Revenue is recognized when earned as goods are shipped to customers.

   (J) ADVERTISING

       The costs of advertising, promotion and marketing programs are charged to operations in the year incurred.

   (K) NET (LOSS) INCOME PER SHARE OF COMMON STOCK

       Net (loss) income per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Common stock issued and placed in escrow (the "Escrow Shares") as described in Note 11, are treated as common stock equivalents for purposes of computing net (loss) income per share of common stock. Common stock equivalents are excluded from the net (loss) per share of common stock computation due to their anti-dilutive effect in fiscal 1995 and 1994.

                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   (L)  RECLASSIFICATIONS

       Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation.

NOTE 3 - ACQUISITIONS

   On June 21, 1995, the Company acquired 100% of the capital stock of EMA. The purchase price consisted of the following:


                   Cash                                    $  400,000
                   Market value of common stock issued      1,600,000
                   Expenses incurred                           11,902
                                                           ----------

                   Total                                   $2,011,902
                                                           ==========

   The acquisition was accounted for using the purchase method. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed, at the date of acquisition as follows:

                   Current assets                          $2,494,540
                   Other assets                                83,993
                   Current liabilities                     (2,733,911)
                   Covenant not to compete agreement          350,000
                   Cost in excess of net assets acquired    1,817,280
                                                           ----------

                   Total                                   $2,011,902
                                                           ==========


   The covenant not to compete agreement is being amortized on a straight line basis over it's five year term. The cost in excess of net assets acquired is being amortized over twenty-five years on a straight line basis.

   EMA's results of operations have been included in the Company's consolidated results of operations since the date of acquisition.

   The following summarized, unaudited pro forma results of operations for the fiscal years ended June 30, 1995 and 1994, assume the acquisition occurred as of the beginning of the respective periods:
                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 3 - ACQUISITIONS - CONTINUED


                                                              1995                        1994
                                                          ------------                -----------
     Net Sales                                            $ 12,960,815                $13,689,679
     Net (loss) income                                    $ (1,338,430)               $    79,190
     Net (loss) income per share of common stock          $      (0.81)               $      0.03

NOTE 4 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at June 30, 1995 and 1994:

                                                              1995                        1994
                                                          ------------                -----------

     Furniture and fixtures                               $    245,785                $   180,967
     Machinery and equipment                                   339,591                    303,669
     Leasehold improvements                                     22,244                     22,244
     Automobiles                                                80,936                      8,586
                                                          ------------                -----------
                                                               688,556                    515,466
     Less:  Accumulated depreciation                           359,854                    208,002
                                                          ------------                -----------

     Property and equipment, net                          $    328,702                $   307,464
                                                          ============                ===========


   Included in machinery and equipment are various assets held under capital leases with a net book value at June 30, 1995 and 1994 of approximately $106,000 and $127,000, respectively. Assets under capital lease obligation are amortized using a straight line method over the estimated useful lives, or term of the lease, which ever is shorter.

NOTE 5 - INCOME TAXES

   Components of income tax (benefit) expense are as follows:


                                  1995                             1994
                    --------------------------------  ------------------------------
                     Current    Deferred     Total     Current   Deferred    Total
                    ---------  ---------  ----------  ---------  --------  ---------

   Federal          $ (84,620) $ (65,381) $ (150,001) $ (93,868) $ 11,740  $ (82,128)
   State                7,277     (2,716)      5,001     15,000     2,095     17,095
                    ---------  ---------  ----------  ---------  --------  ---------

   Total (benefit)
    expense         $ (77,343) $ (68,097) $ (145,000) $ (78,868) $ 13,835  $ (65,033)
                    =========  =========  ==========  =========  ========  =========


                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 5 - INCOME TAXES - CONTINUED

   The provision for Federal income taxes for the years ended June 30, 1995 and 1994 differs from that computed at the statutory federal corporate tax rate as follows:


                                                                 1995                     1994
                                                          -------------------     --------------------
                                                           Amount     Percent       Amount    Percent
                                                          --------    -------     ---------   -------

    Provision at statutory rate                           $(301,946)  (34.3)%    $ (76,497)   (34.0)%
     State income taxes,
     net of Federal benefit                                   7,277     0.8         11,282      5.0
    Over accrual of prior year
     tax refund                                              70,020     7.9              -        -
    Expiration of replacement
     period for involuntary
     conversion of assets                                    37,630     4.3              -        -
    Goodwill amortization                                    28,480     3.3          5,194      2.3
    Other                                                    13,539     1.5         (5,012)    (2.2)
                                                          ---------   -----      ---------    -----

                                                          $(145,000)  (16.5)%    $ (65,033)   (28.9)%
                                                          =========   =====      =========    =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                                  1995       1994
                                                                               ---------  ---------
    Deferred tax assets:
     Accounts receivable, principally due
      to allowance for doubtful accounts
       and sales returns                                                     $  73,850    $  30,909
     Inventories, principally due to additional
      costs inventoried for tax purposes pursuant
      to the Tax Reform Act of 1986 and reserve
      for slow-moving inventories                                              324,738       65,667
     Net operating loss carry forwards                                         338,670      306,000
     Other                                                                      45,278        5,440
                                                                             ---------    ---------

     Total gross deferred tax assets                                           782,536      408,016
     Less:  Valuation allowance                                               (692,870)    (306,000)
                                                                             ---------    ---------

     Net deferred tax assets                                                    89,666      102,016


                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 5 - INCOME TAXES - CONTINUED


                                                         1995       1994
                                                      ---------  ----------
     Deferred tax liabilities:
       Property and equipment, principally due to
        differences in depreciation and the deferral
        of gain recognized from insurance proceeds
        on damage to property and equipment           $ (47,209) $ (127,656)
                                                      ---------  ----------

       Total gross deferred tax liabilities             (47,209)   (127,656)
                                                      ---------  ----------

       Net deferred tax assets (liabilities)          $  42,457  $  (25,640)
                                                      =========  ==========


   In connection with the acquisition of Classic, the Company has net operating loss carryforwards for federal income tax purposes of approximately $900,000 at June 30, 1995 which expire in fiscal year 2008. Since such carryforwards were acquired, any future benefit will be recorded as an adjustment to goodwill.

   In fiscal 1994, the Company realized tax benefits of $182,372 related to the purchase of Classic. This amount was recorded as an adjustment to goodwill in the accompanying financial statements.

NOTE 6 - LINES OF CREDIT AND NOTES PAYABLE

   Prior to June 29, 1994, the Company had a bank line of credit which limited borrowings to the sum of 70 percent of accounts receivable, and 40% of inventory, not to exceed $1,750,000. This line of credit was also collateralized by a pledge of all the Company's assets. Interest on the line of credit was 2 1/4% above the bank's prime lending rate.

   On June 29, 1994, the Company refinanced its credit facility. The new line of credit which allows the Company to borrow up to $3,500,000, is collateralized by a pledge of all of the Company's assets. Borrowings under this agreement are limited to the sum of 75% of accounts receivable, and 50% of inventory on hand, not to exceed $2,000,000. Interest on the line of credit is 3/4% above the bank's prime lending rate, which was 9% at June 30, 1995. The undrawn balance of the credit facility at June 30, 1995 was $326,200. This credit facility, which matured on June 27, 1995, was renewed subsequent to June 30, 1995 with a new maturity of September 1996. In connection with the renewal, the Company agreed to pay-off the $150,000 line of credit, as described below, collateralized by EMA's assets by December 31, 1995.

                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 6 - LINES OF CREDIT AND NOTES PAYABLE - CONTINUED

   The Company has a $150,000 line of credit collateralized by all of the assets of EMA. As of June 30, 1995, the Company was at the maximum borrowings under the line of credit, which has a renewal date of November 30, 1995. Interest on the line of credit is at 1% above the bank's prime interest rate which was 9% at June 30,1995.

   Notes payable as of June 30, 1995 and 1994 are comprised of the following:


                                                                                       1995          1994
                                                                                     --------      --------
        Note payable to bank bearing interest at 3%
        over the certificate of deposit rate, due on demand,
        collateralized by certificate of deposit of $65,000.                         $   65,000    $  65,000

        Note payable to vendor bearing interest at 8%,
        payable in quarterly installments of $31,722,
        matured in January 1995.                                                              -       95,165

        Note payable to bank bearing interest at 8.5%,
        payable in monthly installments of $225
        including interest, maturing in July 1997.                                        5,092            -

        Note payable to bank bearing interest at 11.1%,
        payable in monthly installments of $483
        including interest, maturing in August 1999.                                     18,500            -

        Note payable due to vendor (related party),
        non interest bearing, payable monthly in equal
        installments of $39,804, maturing in February
        1998, net of unamortized discount of $145,060.                                1,128,674            -
                                                                                     ----------    ---------
                                                                                      1,217,266      160,165
        Less:  Current portion                                                         (463,250)    (160,165)
                                                                                     ----------    ---------

        Long-term portion                                                            $  754,016    $       -
                                                                                     ==========    =========

The aggregate maturities of notes payable at June 30, 1995 are summarized as follows:

                           1996                                                      $  463,250
                           1997                                                         433,492
                           1998                                                         314,782
                           1999                                                           5,263
                           2000                                                             479
                                                                                     ----------

                                                                                     $1,217,266
                                                                                     ==========




               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994



NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company leases office equipment under various capital leases. The following schedule represents future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 1995:

                Year ending June 30,
                --------------------

                       1996                                   $58,104
                       1997                                    29,734
                                                              -------

        Total minimum lease payments                           87,838
        Less:  Amounts representing interest                   (8,339)
                                                              -------

        Present value of minimum lease payments                79,499
        Less:  Current portion                                (46,143)
                                                              -------

        Long-term portion                                     $33,356
                                                              =======


NOTE 8 - MAJOR CUSTOMER

   Sales to one customer amounted to 11% and 10% of the Company's net sales for the years ended June 30, 1995 and 1994, respectively. Sales to another customer amounted to 13% of the Company's net sales for the year ended June 30, 1995. Sales to that same customer represented less than 10% of the Company's net sales for the year ended June 30, 1994.

NOTE 9 - RELATED PARTY TRANSACTIONS

   During the years ended June 30, 1995 and 1994, the Company purchased approximately $3,687,000 and $3,435,000, respectively, of eyeglass frames from a party affiliated through the ownership of common stock. Due to related parties at June 30, 1995 and 1994 includes approximately $520,000 and $881,000, respectively, of amounts due to this affiliated party for these purchases.

   Management brought to the attention of the selling shareholders of Classic the devaluation of certain inventory sold during the fiscal year ended June 30, 1994. As a result, the selling shareholders paid $200,000 to the Company in April 1994. This amount is included in cost of goods sold for the year ended June 30, 1994 in the accompanying financial statements as the related inventory was sold in the 1994 fiscal year.

   Due to related parties at June 30, 1995 includes $400,000 due to the selling principals of EMA in connection with the Company's acquisition of EMA. This balance was paid by the Company in July 1995.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 10 - PROFIT-SHARING PLAN

   The Company adopted a qualified profit-sharing plan effective July 1, 1989, covering all employees who have attained twenty-one years of age and have completed one year of employment. The plan permits the Company to contribute, at its election, up to 15% of the annual compensation of all participants. During the years ended June 30, 1995 and 1994, the Company elected not to contribute to the profit-sharing plan. Participant vesting in Company contributions is as follows:


                        Years of Service  Vested Percent
                        ----------------  --------------

                                 1              0%
                                 2             20
                                 3             40
                                 4             60
                                 5             80
                        6 and thereafter      100


NOTE 11 - CAPITAL TRANSACTIONS

   On September 24, 1991, the Company sold 300,000 units of the Company's securities at a price of $10.25 per unit. Each unit consists of two shares of common stock, no par value and one Series A Warrant. Each Series A Warrant entitles the holder to purchase one common share for $6.50 during the three year exercise period ended September 24, 1995. The warrants are transferable immediately upon issuance and are redeemable by the Company in whole, but not in part, at a redemption price of $.01 per warrant upon 30 days' written notice, commencing 18 months from the date of the registration statement at such time as the market price of the common stock has exceeded the warrant exercise price by 10% for a period of 20 consecutive business days. The warrants may be exercised anytime prior to the expiration of a 30 day redemption notice period.

   In fiscal 1994, the Company reduced the exercise price of the Series A warrants (the "Warrants"), issued in connection with the Company's initial public offering in September 1991, from $5.42 per share to $3.125 per share. The Company set a call date of May 31, 1994. Warrants not exercised by such date were redeemed at $.01 per warrant, and ceased to exist. The Company issued 338,547 shares of common stock, and raised $1,070,628 from the exercise of these warrants.



                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 11 - CAPITAL TRANSACTIONS - CONTINUED

   On March 14, 1994 the Company completed a private placement consisting of Series A Cumulative Convertible 3% Preferred Stock (the "Preferred Stock") and $12,500 Principal Amount 8% Five Year Convertible Subordinated Debentures (the "Debentures"). As a result of the private placement, the Company raised, net of fees, $2,821,000. Each share of Preferred Stock is convertible into one share of the Company's common stock. The Debentures are convertible into the Company's common stock at $3.50 per share or 285.71 shares per $1,000 principal amount of the Debentures. In the event of any liquidation, the holders of shares of the preferred stock, are entitled to receive out of assets of the Company available for distribution to stockholders before any distribution of assets is made to holders of common stock, liquidating distribution in the amount of $2.50 per share plus accumulated and unpaid dividends.

   Effective as of June 21, 1995, the Company consummated the acquisition through its wholly-owned subsidiary, Ocean Private Label, Inc. ("Ocean Private Label"), of all of the issued and outstanding capital stock of European Manufacturers Agency, Inc. ("EMA"). In accordance with the terms of that certain Agreement and Plan of Reorganization (the "Agreement"), dated as of June 21, 1995, by and among the Company, Ocean Private Label and the shareholders of EMA, the acquisition of the capital stock of EMA was structured as a tax free reorganization within the meaning of the Internal Revenue Code of 1986, as amended. Pursuant to said Agreement, EMA was merged into Ocean Private Label and Ocean acquired all of the issued and outstanding capital stock of EMA in exchange for an aggregate 533,333 shares of Common Stock of Ocean (the "Ocean Shares") and $400,000 in cash, representing a purchase price of approximately $2,000,000.

   With respect to the Ocean shares, 500,000 of said Ocean Shares were placed in escrow (the "Escrow Shares"). The Escrow Shares were issued in the name of the Selling Shareholders of EMA, who possess all voting, dividend and liquidation rights, preferences and privileges for all of the 500,000 shares at June 30, 1995. The Escrow Shares are to be released on each of the four subsequent anniversary dates of the closing in accordance with a specified formula, providing for a minimum of 250,000 shares and a maximum of 600,000 shares, depending on the average market price of the stock, as defined. Concurrent with the sale of EMA, the Selling Shareholders separately entered into employment agreements with EMA providing for a minimum four year term and bonuses based upon the operational results of EMA. With regard to the Escrow Shares, in the event that either Selling Shareholder's employment is terminated by the Company with cause, or is terminated by said Selling Shareholder voluntarily, the Escrow Shares will be

                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 11 - CAPITAL TRANSACTIONS - CONTINUED

   released in accordance with the anniversary dates and terms described above. In the event either Selling Shareholder's employment is terminated by the Company without cause, any and all Escrow Shares maintained in escrow shall be released and delivered to said Selling Shareholder. The Company has agreed to file a registration statement covering the Escrow Shares, and has agreed to repurchase certain Escrow Shares from the holders thereof at a price of $3.00 per share ( the approximate market price per share of the Ocean Shares at the date of the EMA acquisition) in the event the registration statement is not declared effective by the Securities and Exchange Commission within one year after the closing of the acquisition.

   D'Arrigo Moda Italia ("D'Arrigo"), a major supplier of EMA, agreed to exchange $1,150,000 of EMA's accounts payable balance for $1,150,000 in Series B Convertible 2% Preferred Stock. Each share of Preferred Stock is convertible into one share of the Company's common stock. In the event of any liquidation, the holders of shares of the Preferred Stock are entitled to receive out of assets of the Company available for distribution to stockholders before any distribution of assets is made to holders of common stock, liquidating distribution in the amount of $5.00 per share. In addition, the remaining accounts payable balance at June 30, 1995 of $1,523,734 was converted into a non-interest bearing note payable due to D'Arrigo of $1,273,734, payable in 32 equal monthly payments, and $250,000 in cash.

NOTE 12 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses include approximately $719,000 and $1,002,000 of commissions expense, $1,282,000 and $1,194,000 of salaries expense, and $488,000 and $405,000 of advertising expense during the years ended June 30, 1995 and 1994, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

   The Company currently leases their main office and warehouse space, on a five year term, at a monthly rent of $7,383. In addition, the Company leases a small warehouse storage facility, at a monthly rent of $865. This six month lease is renewable, and expires in November 1995. EMA currently leases it's main offices and warehouse space under a renewable lease which expires in December 1995.

   The following is a schedule of future minimum lease payments as of June 30, 1995, for operating leases having initial noncancelable lease terms in excess of one year:

                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

               Year ending June 30,
               --------------------
                       1996                 $ 96,460
                       1997                   92,251
                       1998                   53,813
                                            --------

              Total minimum payments        $242,524
                                            ========


   Rent expense charged to operations was approximately $101,000 and $107,000 for the years ended June 30, 1995 and 1994, respectively.

   The Company has acquired the exclusive rights to use certain trade names and trademarks, for use in the manufacture and sale of certain optical products. The agreements require the Company to maintain specified levels of product liability insurance, and to pay royalties of 3 to 7 percent on the sales of the specified license products with guaranteed minimum royalties aggregating as follows:

               Year ending June 30,
               --------------------

                       1996                 $348,500
                       1997                 $310,850
                       1998                 $135,000



   On September 29, 1993, the Company and Revlon, Inc. amended the license agreement between the parties made as of July 6, 1992, to extend the territory of the Company's exclusive license to encompass the world. The Company intends to sublicense these rights in certain countries to distributors of eyeglass frames. In consideration for the expansion of the license, the Company agreed to pay Revlon a non-refundable fee of Five Hundred Thousand Dollars (U.S. $500,000), payable in full by the end of the 1995 calendar year as follows: $100,000 was paid during fiscal 1994, and the balance of Four Hundred Thousand Dollars ($400,000) to be paid in incremental amounts equal to the signing fees received by the Company from foreign sublicenses. As of June 30, 1995, the Company had not received any signing fees from foreign sublicenses. The Company's license agreement with Revlon, Inc. has an expiration date of December 31, 1995. Although the Company believes that the license agreement has been renewed for an additional one year term, no assurance can be given that Revlon, Inc. will share the Company's position. However, management believes that there would be no material adverse effect on the Company's long-term future business should the contract be deemed not to have been renewed.
                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

   In April 1994, the Company entered into three-year agreements with its executive officers at base annual salaries ranging from $46,000 each for its two Vice Presidents to $175,000 for its Chief Executive Officer. The executive officers may participate in such profit-sharing, pension or other incentive compensation plans as may be provided by the Company to its executives.

   In June 1995, EMA entered into a four year employment agreement with its President, Robert D. Winn, and it's Vice President, Mary S. Winn. Pursuant to their employment agreements, the President and Vice President of EMA are to receive annual compensation of $104,000 each. In addition to the annual compensation set forth in the employment agreements, the President and Vice President shall be entitled to an annual bonus during the term of employment equal to 7.5% of the earnings before income tax in excess of $300,000 generated by EMA for each given fiscal year. If either the President or Vice President was employed by EMA for less than a full year, then the amount of any said bonus shall be prorated. In the event either the President or Vice President dies or is deemed permanently disabled during his/her term of employment with EMA, then the annual compensation of the surviving executive shall be increased to $150,000 per annum.

NOTE 14 - STOCK OPTION PLAN

   In July 1991, the board of directors and stockholders of the Company adopted a Stock Option Plan (the "1991 Plan"), pursuant to which 54,000 (adjusted for stock dividend) shares of common stock of the Company were reserved for issuance. In November 1992, the Board adopted a new plan (the "1992 Plan"; the 1991 Plan and the 1992 Plan are jointly known as the "Plan"), which was approved by the stockholders in February 1993, and which provided the issuance of 240,000 (adjusted for stock dividend) shares. The number of shares issuable under the 1992 Plan was increased to 750,000 at the Company's Annual Shareholders' Meeting held in December 1993. Both Plans are intended to promote the growth and profitability of the Company, to provide employees of the Company who are largely responsible for the management, growth and protection of its business with an incentive to continue to make substantial contributions to the success of the Company, and to provide those key employees with an equity interest in the Company.

   The Plans are administered by a Stock Option Committee appointed by the Company's board of directors (the "Committee"). The Committee has the authority to designate the key employees eligible to participate in the Plan, to prescribe the terms of award, to interpret the Plan, and to make all other determinations for administering the Plans.

                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 14 - STOCK OPTION PLAN - CONTINUED

   The Plan provides for granting of stock options that may be either "Incentive Stock Options" within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Code"), or "Non-Statutory Stock Options", which do not satisfy the provisions of Section 422A of the Code. Incentive Stock Options are required to be issued at an option exercise price per share equal to the fair market value of a share of common stock on the date of grant, except that the exercise price of options granted to any employee who owns (or under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock must equal at least 110% of fair market value at the date of grant. Non-Statutory Stock Options may be issued at such option exercise price as the Committee determines. Exercise of a stock option will be subject to terms and conditions established by the Committee and set forth in the instrument evidencing the stock option. Stock options may be exercised with either cash or shares of the Company's common stock or any other form of payment authorized by the Committee. The date of expiration of a stock option will be fixed by the Committee but may not be longer than ten years from the date of the Plan.

   In September and November of 1993, the Company issued 200,000 and 100,000 stock options, respectively. Due to the lower market price of the Company's stock, the Company canceled and repriced all of the outstanding stock options, and issued 414,000 options (an approximate 20% reduction in the number of shares originally issued) in May 1994, at the lower market price of $3.125 per share (which approximated the market value of the Company's stock at the grant date), as a further incentive for the key employees of the Company.

   The following table is a summary of Stock Options:



                                                  Number        Exercise Price
                                                of Options        Per Option
                                                ----------     ----------------

       Outstanding at July 1, 1993                 257,800      $4.0630 - 5.6145

         Non-Statutory Stock Options
           Granted during fiscal year ended
            June 30, 1994                          714,000      $3.1250 - 6.0500
           Expired or canceled during
            fiscal year ended June 30, 1994       (557,800)     $4.0630 - 6.0500
                                                ----------

       Outstanding at June 30, 1994                414,000      $3.1250


                                                                     (continued)

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994




NOTE 14 - STOCK OPTION PLAN - CONTINUED


                                               Number       Exercise Price
                                             of Options       Per Option
                                             ----------    ----------------

       Non-Statutory Stock Options
           Granted during fiscal year ended
            June 30, 1995                       330,000    $2.0000 - 3.6250
           Expired or canceled during
            fiscal year ended June 30, 1995      (2,361)   $3.1250 - 3.6250
                                             ----------

       Outstanding at June 30, 1995             741,639    $2.0000 - 3.6250
                                             ==========
       Exercisable at June 30, 1995             741,639    $2.0000 - 3.6250
                                             ==========



NOTE 15 - FOURTH QUARTER ADJUSTMENTS

   The Company recorded fourth quarter adjustments in fiscal year 1995 of approximately $125,000 to increase the provision for slow-moving inventory, approximately $55,000 to increase the provision for doubtful accounts receivable, approximately $219,000 to expense certain prepaid assets, and an income tax benefit of approximately $145,000 to adjust income tax accounts based upon the Company's results of operations.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 2 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OCEAN OPTIQUE DISTRIBUTORS, INC.


Dated:  June 28, 1996                    By:/s/ Kenneth J. Gordon
                                            ---------------------------------
                                            Kenneth J. Gordon, Principal
                                            Accounting Officer and Chief
                                            Financial Officer

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                               INDEX TO EXHIBITS*


                                                                                                             Sequentially
                                                                                                                Numbered
Exhibit No.                                                                                                      Page
- ----------                                                                                                  -------------
   11.1       Statement re: Computation of Per Share Earnings..........................
   27.1       Financial Data Schedule (for SEC use only)...............................



- ------------------------------

* All other exhibits listed in Item 13 of the Amendment No. 2 on Form 10-KSB/A are incorporated by reference to documents previously filed as indicated therein.