Form 10QSB/A
period 1995-09-30
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1996-07-02
CIK 876235

                                FORM 10-QSB/A

                               AMENDMENT NO. 1

                     SECURITIES AND EXCHANGE COMMISSIONS

                            WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995
                               ---------------------------------

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission File No.    0-19670
                    --------------------------------------------

                       OCEAN OPTIQUE DISTRIBUTORS, INC.
                       --------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

                Florida                                     65-0052592
- ---------------------------------------             ---------------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
     Incorporation or Organization)

           14250 S.W. 119 Ave.
             Miami, Florida                                    33186
- ----------------------------------------             ---------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's telephone number, including area code: 305-255-3272
                                                ------------

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Y E S   X          N O
                          ---             ---

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 10, 1995 there were outstanding 2,119,420 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format:  YES     NO  X
                                                   ---     ---

              OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10 - QSB/A

                                AMENDMENT NO.1


         PART I                   FINANCIAL INFORMATION                              PAGE
         ------                   ---------------------                              ----
         Item 1. Financial Statements.

         Condensed Consolidated Balance Sheets as of
         September 30, 1995 and June 30, 1995 (Unaudited).                           3

         Condensed Consolidated Statements of Income
         Three Months Ended September 30, 1995 and 1994
         (Unaudited).                                                                4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 1995 and 1994
         (Unaudited).                                                                5

         Notes to the Condensed Consolidated
         Financial Statements (Unaudited).                                           6

         Item 2. Management's Discussion and Analysis                                7



         PART II                  OTHER INFORMATION
         -------                  -----------------

         Item 6.  Exhibits and Reports on Form 8-K.                                  8

         Signatures.                                                                10


               Ocean Optique Distributors, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                      September 30, 1995 and June 30, 1995

                                     ASSETS
                                                                               September 30,       June 30,
                                                                               1995                1995
                                                                               ----                ----
                                                                               (Unaudited)
                                                                               -----------
Current assets
    Cash & cash equivalents                                                  $    1,717,653          1,748,781
    Certificate of deposit - restricted                                              65,000             65,000
    Short-term investments                                                          938,849          1,018,308
    Accounts receivable (net of allowance for doubtful accounts
         of $206,541 and $214,693 respectively)                                   3,043,983          2,571,026
    Inventory                                                                     7,461,950          7,373,705
    Prepaid expenses & other current assets                                         452,485            376,627
    Deferred income taxes                                                           181,626            166,626
    Income tax receivable                                                           155,020            257,240
                                                                             --------------     --------------
                   Total current assets                                          14,016,566         13,577,313

Property and equipment, net                                                         362,174            328,702
Security deposits                                                                    14,728             14,728
Debt issue cost, net                                                                168,337            176,013
Intangible assets, net                                                            3,632,517          3,673,207
                                                                             --------------     --------------
                   Total assets                                              $   18,194,322         17,769,963
                                                                             ==============     ==============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank line of credit                                                           3,397,800          3,173,800
    Accounts payable                                                              1,226,456          1,350,708
    Due to related parties                                                        1,105,197            920,000
    Due to foreign currency dealer                                                1,533,556          1,254,008
    Accrued expenses                                                                 51,635            124,048
    Notes payable to related party, current portion                                 391,975            391,975
    Notes payable, current portion                                                   87,526             71,275
    Capital lease obligations, current portion                                       46,143             46,143
                                                                             --------------     --------------
                   Total current liabilities                                      7,840,288          7,331,957

8% Convertible subordinated debentures                                            1,575,000          1,575,000
Notes payable to related party, long-term portion                                   681,477            736,699
Notes payable, long-term portion                                                     -                  17,317
Capital lease obligations, long-term portion                                         24,551             33,356
Deferred income taxes                                                               124,168            124,168
                                                                             --------------     --------------
                   Total liabilities                                             10,245,484          9,818,497

Commitments and contingencies                                                        -                  -

Stockholders' equity:
     Series A Cumulative Convertible 3% Preferred Stock; 5,000,000
     shares authorized, 450,000 shares issued and outstanding
         (liquidation value - $1,575,000)                                         1,474,398          1,474,398
     Series B 2% Convertible Preferred Stock; 5,000,000
     shares authorized, 230,000 shares issued and outstanding
         (liquidation value - $1,150,000)                                         1,150,000          1,150,000
     Common Stock, no par value; 10,000,000 shares
         authorized, 2,119,420 issued and outstanding                             6,099,228          6,099,228
     Retained earnings (accumulated deficit)                                       (774,788)          (772,160)
                                                                             --------------     --------------
                   Total stockholders' equity                                     7,948,838          7,951,466

                   Total liabilities and stockholders' equity                $   18,194,322         17,769,963
                                                                             ==============     ==============

The accompanying notes are an integral part of these statements.

               Ocean Optique Distributors, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

             For the three months ended September 30, 1995 and 1994

                                                            1995          1994
                                                         ----------     ---------
Net sales                                                $3,858,939     2,226,152

Cost of goods sold                                        2,297,731     1,201,044
                                                         ----------    ----------

      Gross profit                                        1,561,208     1,025,108

Selling, general and administrative expenses              1,473,005     1,048,954
                                                         ----------    ----------
                                                             88,203       (23,846)

Interest expense, net                                       (94,018)      (30,253)
                                                         ----------    ----------

      Income (loss) before income taxes                      (5,815)      (54,099)

Income tax (benefit) expense                                (15,000)      (16,200)
                                                         ----------    ----------

      Net income (loss)                                  $    9,185       (37,899)

Dividends paid on convertible preferred stock                11,813          -
                                                         ----------    ----------

      Net income (loss) applicable to common
        stockholders                                     $   (2,628)      (37,899)
                                                         ==========    ==========

Net income (loss) per share of common stock              $     0.00         (0.02)
                                                         ==========    ==========

Weighted average number of common shares
  outstanding                                             2,369,420     1,660,645
                                                         ==========    ==========


The accompanying notes are an integral part of these statements.

               Ocean Optique Distributors, Inc. and Subsidiares

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

            For the three months ended September 30, 1995 and 1994


                                                                            1995              1994
                                                                        -------------     -------------
Cash flows from operating activities:
  Net loss                                                             $      (2,628)        (37,899)
  Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Depreciation and amortization                                            116,092          79,288
    Deferred income taxes, net                                               (15,000)        (16,200)
    Changes in assets and liabilities:
      Decrease (increase) in short-term investments                           79,459        (571,185)
      Decrease (increase) in accounts receivable, net                       (472,957)         39,831
      Decrease (increase) in inventory                                       (88,245)         87,563
      Increase in prepaid expenses, security deposits
          and intangible assets                                              (75,858)        (80,244)
      Decrease in accounts payable and accrued expenses                     (196,665)       (285,794)
      Increase in due to related parties                                     185,197           -
      Increase (decrease) in income taxes                                    102,220         (13,067)
                                                                       -------------    ------------

                      Net cash used in operating activities                 (368,385)       (797,707)
                                                                       -------------    ------------

Cash flows from investing activities:
  Goodwill adjustments                                                       (45,061)          -
  Capital expenditures                                                       (56,137)         (3,972)
                                                                       -------------    ------------

                      Net cash used in investing activities                 (101,198)         (3,972)
                                                                       -------------    ------------

Cash flows from financing activities:
  Net borrowings (payments) on bank line of credit and notes payable         167,712        (692,024)
  Proceeds from borrowings from foreign currency dealer                      279,548           -
  Payments under capital lease obligation                                     (8,805)         (9,563)
  Payments from the exercise of stock warrants                                 -             (17,667)
                                                                       -------------    ------------

                      Net cash provided by (used in) financing
                        activities                                           438,455        (719,254)
                                                                       -------------    ------------

                      Net decrease in cash and cash equivalents              (31,128)     (1,520,933)

Cash and cash equivalents, beginning of period                             1,748,781       1,849,746
                                                                       -------------    ------------

Cash and cash equivalents, end of period                               $   1,717,653         328,813
                                                                       =============    ============
Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for income taxes, net      $     (98,000)         13,067
                                                                       =============    ============

     Cash paid during the period for interest, net                     $      91,031          30,253
                                                                       =============    ============

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

         The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

                        OCEAN OPTIQUE DISTRIBUTORS, INC
                                AND SUBSIDIARIES

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

         The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto included elsewhere herein.

OVERVIEW

         The fiscal years ended June 30, 1995 and June 30, 1994, were significant in the development of the Company's operations, most noticeably in connection with or as a result of the prior acquisition of Classic, in the fiscal year ended June 30, 1993, and EMA in the fiscal year ended June 30, 1995. Through the use of the licenses to market products under the Revlon, Crayola, Chevrolet, Gitano and J.H. Collectibles labels and employing the efforts of a substantially larger sales force, the Company has expanded its customer base and product lines, and has implemented a national marketing plan. With the acquisition of EMA, the Company will continue to expand its customer base and product lines through the sales of private label products to retailers.

         The Company's license agreement with Revlon has an expiration date of December 31, 1995. Subsequent to September 30, 1995, and during the quarter ended December 31, 1995, the Company's license agreement with Revlon was renewed for a one-year term ending December 31, 1996. The license agreement may be renewed for an additional three-year term if certain criteria are met. No assurance can be given that such criteria will be met and that therefore such renewals can be negotiated. However, the Company believes that there would be no material adverse effect on the Company's long-term future business should the agreement expire and not be renewed.

RESULTS OF OPERATIONS -  For the three months ended September 30, 1995 and
1994.

         For the three months ended September 30, 1995, the Company had net sales of $3,858,939, an increase of $1,632,787 (73.3%) over the same period in 1994. This increase is attributed to sales by EMA (acquired by the Company in June 1995) totaling $1,156,474 and a $476,313 (21.4%) increase over last year's core business. The increase in core business was due in a large part to the increase in sales force and new product.

         The Company's gross profit for the three months ended September 30, 1995, increased by $536,100 or 52.3% when compared to the same period in 1994, mainly due to the increase in the sales volume in the current period. The Company's gross profit margin decreased, however, from 46.0% for the three months ended September 30, 1994, to 41.0% for the current three-month period ended September 30, 1995. This decrease can mainly be attributed to management's decision to be more price competitive in the marketplace by lowering the prices of some existing product and lower markups of some new product. The gross profit margin at EMA is traditionally lower than the Company's gross profit margin, also contributing to a lower overall gross margin.

         Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1995, increased by $424,051 (40.4%) over the same period last year largely as a result of the SG&A expenses relating to EMA. SG&A as a percentage of net sales decreased to 38.2% from 47.1% for the three months ended September 1995 and 1994, respectively. This decrease is mainly due to the increase in sales volume over last year.

         For the three months ended September 30, 1995, the Company had a net profit before preferred stock dividends of $9,185, compared to a net loss of $37,899 for the same period last year. This increase of $47,084 is mainly due to the increase in sales volume, and a lower percent of SG&A expenses as they relate to sales as discussed above.

         Reflected herein is the discount of the non-interest-bearing note payable to related party to reflect an appropriate interest rate. The effect of recognizing interest expense and adjusting amortization was a net decrease in the Company's profit by $23,238 for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995, the Company's working capital was $6,176,278, and its current ratio was 1.8:1, as compared to the working capital of $6,157,874 and a current ratio of 1.8:1 as of June 30, 1995.

         The change in net cash used in operating activities was primarily due to the net loss from operations of $2,628, depreciation and amortization (including goodwill) of $116,092, a decrease in short-term investments of $79,459, an increase in accounts receivable of $472,957 and an increase in inventory of $88,245. The change in goodwill relates to the acquisition of EMA at June 21, 1995. The increase in accounts receivable is due to the increase in sales during this period. The accounts receivable department has specific individuals who monitor and collect on any account that extends to 60 or 90 day delinquency. The increase in inventory was due to the addition of new product to our line. Societe Francaise de Lunetterie ("SFL") and D'Arrigo Moda Italia ("Arrigo"), the related parties, are both principal shareholders of the Company and are major European suppliers of product to the Company.

         During the Company's 1995 fiscal year, it maintained a $3,500,000 line of credit agreement with Republic National Bank ("RNB"). As of September 30, 1995, total available credit under this line was $273,000. Interest on the line of credit is 3/4% above the prime lending rate. The Company has a $150,000 line of credit with Barnett Bank that matures in November, 1995. On September 27, 1995 the credit facility with RNB was renewed through September 1996. In connection with the renewal, EMA was added to the loan agreement as a co-borrower and the Company agreed to pay off the Barnett Bank loan by December 31, 1995. Pursuant to an understanding with RNB, the Company paid off the line of credit with Barnett Bank subsequent to December 31, 1995.

         Management currently believes that cash from operations and from available credit sources, are sufficient for the Company to maintain its operations at current levels, including the operations acquired in the EMA acquisition.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits.

         11.1    Statement re: computation of per share earnings.

         27.1    Financial Data Schedule (for SEC use only)

(B)      Reports on Form 8-K.

         On September 1, 1995, the Company filed an amendment to its Form 8-K dated June 21, 1995 relating to the EMA acquisition.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES
                                 FORM 10-QSB/A
                                 AMENDMENT NO.1
                               SEPTEMBER 30, 1995


                              S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Ocean Optique Distributors, Inc.




                                                  /s/ Kenneth Gordon
                                                ------------------------------
                                                By:   Kenneth Gordon
                                                      Principal Financial and
                                                      Accounting Officer


                                                  June 28, 1996
                                                ------------------------------
                                                Date

                      OCEAN OPTIQUE DISTRIBUTORS, INC.

                                FORM 10-QSB/A

                               AMENDMENT NO.1

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                              INDEX TO EXHIBITS

                                                                                Sequentially
 Exhibit                                                                        Numbered
 Number                                                                         Page
- --------                                                                        -------------

11.1      Statement re: Computation of per share earnings ................

27.1      Financial Data Schedule (for SEC use only)
