Form 10QSB/A
period 1995-12-31
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1996-07-02
CIK 876235

                                 FORM 10-QSB/A

                                AMENDMENT NO. 1

                      SECURITIES AND EXCHANGE COMMISSIONS

                             WASHINGTON, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1995
                                 --------------------------------

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------------

Commission File No.  0-19670
                     ------------------------------------

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                       65-0052592
- -------------------------------------              ---------------------------
  (State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
   Incorporation or Organization)

     14250 S.W. 119 Ave.
        Miami, Florida                                       33186
- -------------------------------------              ---------------------------
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
State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 1, 1996 there were outstanding 2,119,420 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format:  YES     NO  X
                                                   ---     ---

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10 - QSB/A

                                 AMENDMENT NO.1


PART I                   FINANCIAL INFORMATION                              PAGE
- ------                   ---------------------                              ----
Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
December 31, 1995 and June 30, 1995 (Unaudited).                             3

Condensed Consolidated Statements of Income
Six Months Ended December 31, 1995 and 1994
(Unaudited).                                                                 4

Condensed Consolidated Statements of Income
Three Months Ended December 31, 1995 and 1994
(Unaudited).                                                                 5

Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 1995 and 1994
(Unaudited).                                                                 6

Notes to the Condensed Consolidated
Financial Statements (Unaudited).                                            7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.                               8


PART II                  OTHER INFORMATION
- -------                  -----------------

Item 6.  Exhibits and Reports on Form 8-K.                                  10

Signatures.                                                                 11

               Ocean Optique Distributors, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                        December 31, 1995 and June 30, 1995


                                   ASSETS
                                                                                  December 31,         June 30,
                                                                                      1995               1995
                                                                                  ------------         ---------
Current assets
    Cash & cash equivalents......................................................  $ 1,645,531         1,748,781
    Certificate of deposit - restricted..........................................       65,000            65,000
    Short-term investments.......................................................      669,838         1,018,308
    Accounts receivable (net of allowance for doubtful accounts
         of $122,294 and $214,693 respectively)..................................    2,765,642         2,571,026
    Inventory....................................................................    8,084,039         7,373,705
    Prepaid expenses & other current assets......................................      384,191           376,627
    Deferred income taxes........................................................      166,626           166,626
    Income tax receivable........................................................      155,020           257,240
                                                                                   -----------       -----------
         Total current assets...................................................    13,935,887        13,577,313

Property and equipment, net.....................................................       298,035           328,702
Security deposits...............................................................        14,728            14,728
Debt issue cost, net............................................................       160,661           176,013
Intangible assets, net..........................................................     3,630,060         3,673,207
                                                                                   -----------       -----------

          Total assets..........................................................   $18,039,371        17,769,963
                                                                                   ===========       ===========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank line of credit.........................................................     3,437,300         3,173,800
    Accounts payable............................................................     1,117,416         1,350,708
    Due to related parties......................................................     2,090,030           920,000
    Due to foreign currency dealer..............................................     1,387,906         1,254,008
    Accrued expenses............................................................        89,886           124,048
    Notes payable to related party, current portion.............................       391,975           391,975
    Notes payable, current portion..............................................        85,979            71,275
    Capital lease obligations, current portion..................................        46,143            46,143
                                                                                   -----------       -----------
          Total current liabilities.............................................     8,646,635         7,331,957

8% Convertible subordinated debentures..........................................     1,575,000         1,575,000
Notes payable to related party, long-term portion...............................       584,154           736,699
Notes payable, long-term portion................................................           --             17,317
Capital lease obligations, long-term portion....................................         9,756            33,356
Deferred income taxes...........................................................       124,168           124,168
                                                                                   -----------       -----------
          Total liabilities.....................................................    10,939,713         9,818,497

Commitments and contingencies...................................................           --               --


Stockholders' equity:
     Series A Cumulative Convertible 3% Preferred Stock; 5,000,000
     shares authorized, 450,000 shares issued and outstanding
         (liquidation value - $1,575,000).......................................     1,474,398         1,474,398
     Series B 2% Convertible Preferred Stock; 5,000,000
     shares authorized, 230,000 shares issued and outstanding
         (liquidation  value - $1,150,000)......................................     1,150,000         1,150,000
     Common stock, no par value; 10,000,000 shares
         authorized, 2,119,420 issued and outstanding...........................     6,099,228         6,099,228
     Retained earnings (accumulated deficit)....................................    (1,623,968)         (772,160)
                                                                                   -----------        ----------
          Total stockholders' equity............................................     7,099,658         7,951,466

          Total liabilities and stockholders' equity............................   $18,039,371        17,769,963
                                                                                   ===========        ==========


The accompanying notes are an integral part of these statements.

               Ocean Optique Distributors, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

              For the six months ended December 31, 1995 and 1994



                                                                                                 1995               1994
                                                                                              ----------         -----------
Net sales.................................................................................    $6,903,917           4,340,110

Cost of goods sold........................................................................     4,586,696           2,292,644
                                                                                              ----------           ---------
         Gross profit.....................................................................     2,317,221           2,047,466

Selling, general and administrative expenses..............................................     2,890,860           2,097,766
                                                                                              ----------           ---------
                                                                                                (573,639)            (50,300)

Interest expense, net....................................................................       (254,350)           (129,098)
Other Income.............................................................................            --                9,342
                                                                                              ----------           ---------
        Loss before income taxes.........................................................       (827,989)           (170,056)

Income tax benefit.......................................................................            --               34,000
                                                                                              ----------           ---------
        Net loss.........................................................................     $ (827,989)           (136,056)

Dividends paid on convertible preferred stock............................................         23,819                 --
                                                                                              ----------           ---------
        Net loss applicable to common stockholders.......................................     $ (851,808)          (136,056)
                                                                                              ==========           =========
Net loss per share of common stock.......................................................     $    (0.39)             (0.08)
                                                                                              ==========           =========
Weighted average number of common shares outstanding.....................................      2,119,420           1,660,880
                                                                                              ==========           =========


The accompanying notes are an integral part of these statements.

               Ocean Optique Distributors, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

             For the three months ended December 31, 1995 and 1994



                                                                                                    1995             1994
                                                                                                 ---------         --------
Net sales.....................................................................................   $3,044,978        2,113,958

Cost of goods sold............................................................................    2,288,965        1,091,600
                                                                                                 ----------        ---------
        Gross profit..........................................................................      756,013        1,022,358

Selling, general and administrative expenses..................................................    1,417,855        1,048,812
                                                                                                 ----------        ---------
                                                                                                   (661,842)         (26,454)

Interest expense, net.........................................................................     (160,332)         (98,845)
Other Income..................................................................................          --             9,342
                                                                                                 ----------        ---------
        Loss before income taxes..............................................................     (822,174)        (115,957)

Income tax benefit............................................................................      (15,000)          17,800
                                                                                                 ----------        ---------
        Net loss..............................................................................   $ (837,174)         (98,157)

Dividends paid on convertible preferred stock.................................................       12,006              --
                                                                                                 ----------        ---------
        Net loss applicable to common stockholders............................................   $ (849,180)         (98,157)
                                                                                                 ==========        =========
Net loss per share of common stock............................................................   $    (0.40)           (0.06)
                                                                                                 ==========        =========
Weighted average number of common shares outstanding..........................................    2,119,420        1,661,057
                                                                                                 ==========        =========



The accompanying notes are an integral part of these statements.

                Ocean Optique Distributors, Inc. and Subsidiares

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              For the six months ended December 31, 1995 and 1994



                                                                                             1995                   1994
                                                                                          ---------               ----------
Cash flows from operating activities:
  Net loss...........................................................................     $ (851,808)               (136,056)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization...................................................         224,795                 162,669
    Changes in assets and liabilities:
      Decrease (increase) in short-term investments.................................         348,470                (565,801)
      Increase in accounts receivable, net..........................................        (194,616)                (72,892)
      Increase in inventory.........................................................        (710,334)               (627,591)
      Increase in prepaid expenses, security deposits
          and intangible assets.....................................................          (7,564)               (181,703)
      Decrease in accounts payable and accrued expenses.............................        (267,454)                 (4,350)
      Increase in due to related parties............................................       1,170,030                     --
      Increase (decrease) in income taxes...........................................         102,220                 (47,067)
                                                                                          ----------              ----------
                Net cash used in operating activities..............................         (186,261)             (1,472,791)
                                                                                          ----------              ----------
Cash flows from investing activities:
  Goodwill adjustments.............................................................         (114,329)                    --
  Capital expenditures.............................................................          (21,300)                (51,067)
                                                                                          ----------              ----------
                Net cash used in investing activities..............................         (135,629)                (51,067)
                                                                                          ----------              ----------
Cash flows from financing activities:
  Net borrowings on bank line of credit and notes payable..........................          108,342                 141,966
  Proceeds from borrowings from foreign currency dealer............................          133,898                    --
  Payments under capital lease obligation..........................................          (23,600)                (18,696)
  Buyback of common stock..........................................................              --                 (318,750)
  Payments from the exercise of stock warrants                                                   --                  (42,049)
                                                                                          ----------              ----------
                Net cash provided by (used in) financing activities................          218,640                (237,529)
                                                                                          ----------              ----------
                Net decrease in cash and cash equivalents..........................         (103,250)             (1,761,387)

Cash and cash equivalents, beginning of period.....................................        1,748,781               1,849,746
                                                                                          ----------              ----------
Cash and cash equivalents, end of period...........................................       $1,645,531                  88,359
                                                                                          ==========              ==========
Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for income taxes, net..................       $  (98,000)                 13,067
                                                                                          ==========              ==========
     Cash paid during the period for interest, net.................................       $  207,121                 129,098
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

    The results of operations for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

         During the quarter ended December 31, 1995, the Company continued its assimilation of the business lines acquired in its June 1995 acquisition of European Manufacturers Agency, Inc. ("EMA"). As discussed more fully below, the EMA acquisition resulted in increased net sales for the Company, but also contributed to the Company's lower gross profit margin and higher selling, general and administrative ("SG&A") expenses for the quarter. With the acquisition of EMA, the Company intends to continue to expand its customer base and product lines through the sales of private label products to retailers.
The Company is also in the process of reviewing its SG&A expenses in an effort to control such expenses.

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

RESULTS OF OPERATIONS - For the six months ended December 31, 1995 and 1994.

         For the six months ended December 31, 1995, the Company had net sales of $6,903,917, an increase of $2,563,807 (59.1%) over the same period in 1994. This increase is attributable to sales by EMA (acquired by the Company in June
1995) totaling $1,960,052 and a $603,752 (13.9%) increase over last year's core business. The increase in core business was due in a large part to the addition of new products, new customers, and expanding sales from existing customers.

         The Company's gross profit for the six months ended December 31, 1995 increased by $269,755, or 13.2%, when compared to the same period in 1994, mainly due to the increase in the sales volume in the current period and additional reserve of $300,000 for markdowns, returns and defectives. The Company's gross profit margin decreased, however, from 47.2% for the six months ended December 31, 1994, to 33.6% for the six month period ended December 31,1995. This decrease can mainly be attributed to management's decision to be more price competitive in the marketplace by lowering the prices of some existing product, lower markups of some new product, and management's decision to provide for an additional reserve of $300,000 for markdowns, returns and defectives. The gross profit margin at EMA is traditionally lower than the Company's gross profit margin, also contributing to a lower overall gross margin.

          SG&A expenses for the six months ended December 31, 1995 increased by $793,094 (36.7%) over the same period last year, largely as a result of the SG&A expenses relating to EMA of $471,274, and to a lesser extent commissions of $48,000, advertising expenses of $68,000 and royalties of $23,000. SG&A as a percentage of net sales decreased to 41.9% from 48.3% for the six months ended December 31, 1995 and 1994, respectively. This decrease is mainly due to the increase in sales volume over last year.

         Beginning with the 1995 fiscal year, the Company has been selectively purchasing foreign currency in advance of anticipated inventory purchases in order to stabilize the Company's cost of goods sold. Management believes at the present time that its current foreign currency holdings are sufficient for the Company's anticipated inventory purchases for the next 12 months. The Company's advance purchases of foreign currencies, however, may limit the Company's ability to benefit from further favorable changes in exchange rates and may not offset the impact of possible future increases in the prices of inventories purchased. The following are the foreign currencies held at December 31, 1995 in U.S. dollar equivalent: German mark $105,630; Italian lira $874,584; Japanese yen $251,586; and French franc $196,444.

         For the six months ended December 31, 1995 the Company had a net loss of $827,989 compared to a net loss of $136,056 for the same period last year. This increase in the net loss of $691,933 is mainly due to lower gross margins as discussed above, and an increase in net interest expense, of $125,252, in the six month period ended December 31, 1995 versus the same period in 1994. The increase in net interest expense was due to a higher level of borrowings, less cash available to invest and interest relating to note payable acquired in the acquisition of EMA.

         Reflected herein is the discount of the non-interest-bearing note payable to related party to reflect an appropriate interest rate. The effect of recognizing interest expense and adjusting amortization was a net increase in the Company's loss by $44,328 for the six months ended December 31, 1995. In addition, the Company increased its reserves for inventory markdowns, returns and defectives by $300,000 after further reviewing inventory levels.

RESULTS OF OPERATIONS - For the three months ended December 31, 1995 and 1994.

         For the three months ended December 31, 1995, the Company had net sales of $3,044,978, an increase of $931,020 (44.0%) over the same period in 1994. This increase is attributable to sales by EMA (acquired by the Company in June 1995) totaling $803,578 and a $127,442 (4.7%) increase over last year's core business. The increase in core business was due in a large part to the increase in new customers, new products and expanding sales from existing customers.

         The Company's gross profit for the three months ended December 31, 1995 decreased by $266,345, or 26.1%, when compared to the same period in 1994, mainly due to the increase in sales volume in the current period and additional reserve of $300,000 for markdowns, returns and defectives. The Company's gross profit margin decreased from 48.3% for the three months ended December 31, 1994, to 24.8% for the three-month period ended December 31, 1995. This decrease can mainly be attributed to management's decision to be more price competitive in the market place by lowering the prices of some existing product and lower markups of some new product and management's decision to provide for an additional reserve of $300,000 for markdowns, returns and defectives.

         SG&A for the three months ended December 31, 1995 increased by $369,043 (35.2%) over the same period last year largely as a result of the SG&A expenses relating to EMA. SG&A as a percentage of net sales decreased to 46.6% from 49.6% for the three months ended December 1995 and 1994, respectively. This decrease is mainly due to the increase in sales volume over last year.

         For the three months ended December 31, 1995, the Company had a net loss of $837,174 compared to a net loss of $98,157 for the same period last year. This increase in the net loss of $739,017 is mainly due to lower gross margins as discussed above, and an increase in net interest expense of $61,487, for the three-month period ended December 1995 versus the same period in 1994. The increase in net interest expense was due to a higher level of borrowings, less cash available to invest and interest relating to a note payable acquired in the acquisition of EMA.

         Reflected herein is the discount of the non-interest-bearing note payable to related party to reflect an appropriate interest rate. The effect of recognizing interest expense and adjusting amortization was a net increase in the Company's loss by $21,090 for the three months ended December 31, 1995. In addition, the Company increased its reserves for inventory markdowns, returns and defectives by $300,000 after further reviewing inventory levels.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company's working capital was $5,289,252 and its current ratio was 1.61:1, as compared to the working capital of $6,157,874 and a current ratio of 1.8:1 as of June 30,1995.

         The change in net cash used in operating activities was primarily due to the net loss from operations of $851,808, depreciation and amortization (including goodwill) of $224,795, a decrease in short-term investments of $348,470, an increase in inventory of $710,334 and an increase in accounts payable and accrued expenses and due to related parties of $902,576. The change in goodwill relates to the acquisition of EMA at June 21, 1995. The increase in inventory relates to having inventory on hand to accommodate the increased revenue months of the March quarter, which historically has been a better revenue period, and to the addition of new styles. The increase in net accounts payable and due to related parties is due to the needed additional inventory. Societe Francaise de Lunetterie ("SFL") and D'Arrigo Moda Italia ("Arrigo"), the related parties, are both principal shareholders of the Company and are major European suppliers of product to the Company.

         During the Company's 1995 fiscal year, it maintained a $3,500,000 line of credit agreement with Republic National Bank ("RNB"). As of December 31, 1995, total available credit under this line was $155,000. Interest on the line of credit is 3/4% above the prime lending rate. On September 27, 1995 the credit facility with RNB was renewed through September 1996. In connection with the renewal, EMA was added to the loan agreement as a co-borrower and the Company agreed to pay an existing $150,000 line of credit from Barnett Bank by December 31, 1995. Pursuant to an understanding with RNB, the Company paid off the $150,000 line of credit with Barnett Bank subsequent to December 31, 1995.

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

                                    PART II
                               OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits.

         27.1    Financial Data Schedule (for SEC use only).

(B)      Reports on Form 8-K.

         None.

                       OCEAN OPTIQUE DISTRIBUTORS, INC.
                               AND SUBSIDIARIES
                                FORM 10-QSB/A
                               AMENDMENT NO. 1
                              December 31, 1995


                              S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Ocean Optique Distributors, Inc.


                                       /s/ Kenneth Gordon
                                       ----------------------------------------
                                       By:  Kenneth Gordon
                                            Principal Financial and
                                            Accounting Officer


                                       June 28, 1996
                                       ----------------------------------------
                                       Date

                       OCEAN OPTIQUE DISTRIBUTORS, INC.

                                FORM 10-QSB/A

                               AMENDMENT NO. 1

                   For the quarter ended December 31, 1995


                              INDEX TO EXHIBITS
                              -----------------




                                                           SEQUENTIALLY
EXHIBIT                                                      NUMBERED
NUMBER                                                         PAGE
- -------                                                    ------------

27.1    Financial Data Schedule (for SEC use only).....      13