Form 10QSB/A
period 1995-09-30
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1996-08-09
CIK 876235

                                FORM 10-QSB/A


                               AMENDMENT NO. 2



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


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 10, 1995 there were outstanding 1,619,420 shares of Common Stock, no par value.


Transitional Small Business Disclosure Format:  YES     NO  X
                                                   ---     ---

              OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-QSB/A


                               AMENDMENT NO. 2




         PART I                   FINANCIAL INFORMATION                              PAGE
         ------                   ---------------------                              ----
         Item 1. Financial Statements.

         Condensed Consolidated Balance Sheets as of
         September 30, 1995 and June 30, 1995 (Unaudited).                           3

         Condensed Consolidated Statements of Income for the
         Three Months Ended September 30, 1995 and 1994
         (Unaudited).                                                                4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1995 and 1994
         (Unaudited).                                                                5

         Notes to Condensed Consolidated
         Financial Statements (Unaudited).                                           6

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                            7


         PART II                  OTHER INFORMATION
         -------                  -----------------

         Item 6.  Exhibits and Reports on Form 8-K.                                  8

         Signatures.                                                                10


               Ocean Optique Distributors, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                      September 30, 1995 and June 30, 1995


                                     ASSETS
                                                                            September 30,         June 30,
                                                                                1995                1995
                                                                                ----                ----
                                                                             (Unaudited)
                                                                             -----------
Current assets
    Cash & cash equivalents                                                  $ 1,717,653         1,748,781
    Certificate of deposit - restricted                                           65,000            65,000
    Short-term investments                                                       938,849         1,018,308
    Accounts receivable (net of allowance for doubtful accounts
         of $206,541 and $214,693 respectively)                                3,043,983         2,571,026
    Inventory                                                                  7,461,950         7,373,705
    Prepaid expenses & other current assets                                      452,485           376,627
    Deferred income taxes                                                        181,626           166,626
    Income tax receivable                                                        155,020           257,240
                                                                             -----------        ----------
                   Total current assets                                       14,016,566        13,577,313

Property and equipment, net                                                      362,174           328,702
Security deposits                                                                 14,728            14,728
Debt issue cost, net                                                             168,337           176,013
Intangible assets, net                                                         3,590,345         3,673,207
                                                                             -----------        ----------
                   Total assets                                              $18,152,150        17,769,963
                                                                             ===========        ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank line of credit                                                        3,397,800         3,173,800
    Accounts payable                                                           1,226,456         1,350,708
    Due to related parties                                                     1,105,197           920,000
    Due to foreign currency dealer                                             1,533,556         1,254,008
    Accrued expenses                                                              51,635           124,048
    Notes payable to related party, current portion                              391,975           391,975
    Notes payable, current portion                                                87,526            71,275
    Capital lease obligations, current portion                                    46,143            46,143
                                                                             -----------        ----------
                   Total current liabilities                                   7,840,288         7,331,957

8% Convertible subordinated debentures                                         1,575,000         1,575,000
Notes payable to related party, long-term portion                                681,477           736,699
Notes payable, long-term portion                                                  -                 17,317
Capital lease obligations, long-term portion                                      24,551            33,356
Deferred income taxes                                                            124,168           124,168
                                                                             -----------        ----------
                   Total liabilities                                          10,245,484         9,818,497

Commitments and contingencies                                                     -                 -

Stockholders' equity:
     Series A Cumulative Convertible 3% Preferred Stock; 5,000,000
         shares authorized, 450,000 shares issued and outstanding
         (liquidation value - $1,575,000)                                      1,474,398         1,474,398
     Series B 2% Convertible Preferred Stock; 5,000,000
         shares authorized, 230,000 shares issued and outstanding
         (liquidation value - $1,150,000)                                      1,150,000         1,150,000
     Common Stock, no par value; 10,000,000 shares
         authorized, 1,619,420 issued and outstanding                          6,099,228         6,099,228
     Retained earnings (accumulated deficit)                                    (816,960)         (772,160)
                                                                             -----------        ----------
                   Total stockholders' equity                                  7,906,666         7,951,466

                   Total liabilities and stockholders' equity                $18,152,150        17,769,963
                                                                             ===========        ==========


The accompanying notes are an integral part of these statements.

               Ocean Optique Distributors, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

             For the three months ended September 30, 1995 and 1994


                                                            1995          1994
                                                         ----------     ---------
Net sales                                                $3,858,939     2,226,152

Cost of goods sold                                        2,339,903     1,201,044
                                                         ----------    ----------

      Gross profit                                        1,519,036     1,025,108

Selling, general and administrative expenses              1,473,005     1,048,954
                                                         ----------    ----------
                                                             46,031       (23,846)

Interest expense, net                                       (94,018)      (30,253)
                                                         ----------    ----------

      Income (loss) before income taxes                     (47,987)      (54,099)

Income tax (benefit) expense                                (15,000)      (16,200)
                                                         ----------    ----------

      Net income (loss)                                  $  (32,987)      (37,899)

Dividends paid on convertible preferred stock                11,813          -
                                                         ----------    ----------

      Net income (loss) applicable to common
        stockholders                                     $  (44,800)      (37,899)
                                                         ==========    ==========

Net income (loss) per share of common stock              $    (0.03)        (0.02)
                                                         ==========    ==========

Weighted average number of common shares
  outstanding                                             1,869,420     1,660,645
                                                         ==========    ==========



The accompanying notes are an integral part of these statements.

               Ocean Optique Distributors, Inc. and Subsidiares

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

            For the three months ended September 30, 1995 and 1994



                                                                            1995              1994
                                                                        -------------     -------------
Cash flows from operating activities:
  Net loss                                                             $     (44,800)        (37,899)
  Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Depreciation and amortization                                            116,092          79,288
    Deferred income taxes, net                                               (15,000)        (16,200)
    Changes in assets and liabilities:
      Decrease (increase) in short-term investments                           79,459        (571,185)
      Decrease (increase) in accounts receivable, net                       (472,957)         39,831
      Decrease (increase) in inventory                                       (88,245)         87,563
      Increase in prepaid expenses, security deposits
          and intangible assets                                              (75,858)        (80,244)
      Decrease in accounts payable and accrued expenses                     (196,665)       (285,794)
      Increase in due to related parties                                     185,197           -
      Increase (decrease) in income taxes                                    102,220         (13,067)
                                                                       -------------    ------------

                      Net cash used in operating activities                 (410,557)       (797,707)
                                                                       -------------    ------------

Cash flows from investing activities:
  Goodwill adjustments                                                        (2,889)          -
  Capital expenditures                                                       (56,137)         (3,972)
                                                                       -------------    ------------

                      Net cash used in investing activities                  (59,026)         (3,972)
                                                                       -------------    ------------

Cash flows from financing activities:
  Net borrowings (payments) on bank line of credit and notes payable         167,712        (692,024)
  Proceeds from borrowings from foreign currency dealer                      279,548           -
  Payments under capital lease obligation                                     (8,805)         (9,563)
  Payments from the exercise of stock warrants                                 -             (17,667)
                                                                       -------------    ------------

                      Net cash provided by (used in) financing
                        activities                                           438,455        (719,254)
                                                                       -------------    ------------

                      Net decrease in cash and cash equivalents              (31,128)     (1,520,933)

Cash and cash equivalents, beginning of period                             1,748,781       1,849,746
                                                                       -------------    ------------

Cash and cash equivalents, end of period                               $   1,717,653         328,813
                                                                       =============    ============
Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for income taxes, net      $     (98,000)         13,067
                                                                       =============    ============

     Cash paid during the period for interest, net                     $      91,031          30,253
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


(4)      CALCULATION OF EARNINGS PER SHARE

         The Company calculates its earnings per share without including the 500,000 shares held in escrow pursuant to the terms of the EMA acquisition agreement.

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

         Pursuant to the acquisition agreement, EMA entered into employment agreements with Robert Winn and Mary Winn relating to their continued service as executive officers of EMA. Under the terms of the acquisition agreement, if either of such employment agreements is terminated by the Company without cause, all shares then maintained in escrow in the name of the terminated executive officer will be released and delivered to that person. If either such agreement is terminated for cause or by the officer, the officer's shares will be released from escrow according to the above-described schedule.

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

         Future years' earnings per share calculations will include the shares released from escrow, if any.

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


         The Company's gross profit for the three months ended September 30, 1995 increased by $493,928 or 48.2% when compared to the same period in 1994, mainly due to the increase in the sales volume in the current period. The Company's gross profit margin decreased, however, from 46.0% for the three months ended September 30, 1994, to 39.4% for the current three-month period ended September 30, 1995. This decrease can mainly be attributed to management's decision to be more price competitive in the marketplace by lowering the prices of some existing product and lower markups of some new product. The gross profit margin at EMA is traditionally lower than the Company's gross profit margin, also contributing to a lower overall gross margin.



         Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1995 increased by $424,051 (40.4%) over the same period last year largely as a result of the SG&A expenses relating to EMA. SG&A as a percentage of net sales decreased to 38.2% from 47.1% for the three months ended September 1995 and 1994, respectively. This decrease is mainly due to the increase in sales volume over last year.



         For the three months ended September 30, 1995, the Company had a net loss before preferred stock dividends of $32,987, compared to a net loss of $37,899 for the same period last year. This $4,912 reduction in the Company's net loss is mainly due to the increase in sales volume, and a lower percent of SG&A expenses as they relate to sales as discussed above.


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


         The change in net cash used in operating activities was primarily due to the net loss from operations of $44,800, depreciation and amortization (including goodwill) of $116,092, a decrease in short-term investments of $79,459, an increase in accounts receivable of $472,957 and an increase in inventory of $88,245. The change in goodwill relates to the adjustment made at June 30, 1995 to reduce the note payable to related party and to reduce goodwill for the imputed interest on the note. Subsequent to the three months ended September 30, 1995, the Company realized it had amortized goodwill based on a gross goodwill amount prior to the imputed interest mentioned above. Therefore, there is an amount added back to goodwill to reflect this change. The increase in accounts receivable is due to the increase in sales during this period. The accounts receivable department has specific individuals who monitor and collect on any account that extends to 60 or 90 day delinquency. The increase in inventory was due to the addition of new product to our line. Societe Francaise de Lunetterie ("SFL") and D'Arrigo Moda Italia ("Arrigo"), the related parties, are both principal shareholders of the Company and are major European suppliers of product to the Company.

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


         Management currently believes that cash from operations and from available credit sources are sufficient for the Company to maintain its operations at current levels, including the operations acquired in the EMA acquisition.


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

                               AMENDMENT NO. 2

                              SEPTEMBER 30, 1995


                              S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Ocean Optique Distributors, Inc.




                                                By: /s/ Kenneth Gordon
                                                   ----------------------------
                                                      Kenneth Gordon
                                                      Principal Financial and
                                                      Accounting Officer



                                                  August 7, 1996

                                                ------------------------------
                                                Date

                       OCEAN OPTIQUE DISTRIBUTORS, INC.

                                FORM 10-QSB/A


                               AMENDMENT NO. 2


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
