Form 10QSB/A
period 1995-12-31
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1996-08-09
CIK 876235

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 1, 1996 there were outstanding 1,619,420 shares of Common Stock, no par value.


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

Condensed Consolidated Statements of Income for the
Six Months Ended December 31, 1995 and 1994
(Unaudited).                                                                 4

Condensed Consolidated Statements of Income for the
Three Months Ended December 31, 1995 and 1994
(Unaudited).                                                                 5

Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 1995 and 1994
(Unaudited).                                                                 6

Notes to Condensed Consolidated
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

               Ocean Optique Distributors, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                        December 31, 1995 and June 30, 1995



                                   ASSETS
                                                                                  December 31,         June 30,
                                                                                      1995               1995
                                                                                  ------------         ---------
Current assets
    Cash & cash equivalents.....................................................   $ 1,645,531         1,748,781
    Certificate of deposit - restricted.........................................        65,000            65,000
    Short-term investments......................................................       669,838         1,018,308
    Accounts receivable (net of allowance for doubtful accounts
         of $122,294 and $214,693 respectively).................................     2,765,642         2,571,026
    Inventory...................................................................     8,084,039         7,373,705
    Prepaid expenses & other current assets.....................................       384,191           376,627
    Deferred income taxes.......................................................       166,626           166,626
    Income tax receivable.......................................................       155,020           257,240
                                                                                   -----------       -----------
         Total current assets...................................................    13,935,887        13,577,313

Property and equipment, net.....................................................       298,035           328,702
Security deposits...............................................................        14,728            14,728
Debt issue cost, net............................................................       160,661           176,013
Intangible assets, net..........................................................     3,518,632         3,673,207
                                                                                   -----------       -----------

          Total assets..........................................................   $17,927,943        17,769,963
                                                                                   ===========       ===========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank line of credit.........................................................     3,437,300         3,173,800
    Accounts payable............................................................     1,117,416         1,350,708
    Due to related parties......................................................     2,090,030           920,000
    Due to foreign currency dealer..............................................     1,387,906         1,254,008
    Accrued expenses............................................................        89,886           124,048
    Notes payable to related party, current portion.............................       391,975           391,975
    Notes payable, current portion..............................................        85,979            71,275
    Capital lease obligations, current portion..................................        46,143            46,143
                                                                                   -----------       -----------
          Total current liabilities.............................................     8,646,635         7,331,957

8% Convertible subordinated debentures..........................................     1,575,000         1,575,000
Notes payable to related party, long-term portion...............................       584,154           736,699
Notes payable, long-term portion................................................           --             17,317
Capital lease obligations, long-term portion....................................         9,756            33,356
Deferred income taxes...........................................................       124,168           124,168
                                                                                   -----------       -----------
          Total liabilities.....................................................    10,939,713         9,818,497

Commitments and contingencies...................................................           --               --


Stockholders' equity:
     Series A Cumulative Convertible 3% Preferred Stock; 5,000,000
         shares authorized, 450,000 shares issued and outstanding
         (liquidation value - $1,575,000).......................................     1,474,398         1,474,398
     Series B 2% Convertible Preferred Stock; 5,000,000
         shares authorized, 230,000 shares issued and outstanding
         (liquidation  value - $1,150,000)......................................     1,150,000         1,150,000
     Common stock, no par value; 10,000,000 shares
         authorized, 1,619,420 issued and outstanding...........................     6,099,228         6,099,228
     Retained earnings (accumulated deficit)....................................    (1,735,396)         (772,160)
                                                                                   -----------        ----------
          Total stockholders' equity............................................     6,988,230         7,951,466

          Total liabilities and stockholders' equity............................   $17,927,943        17,769,963
                                                                                   ===========        ==========



The accompanying notes are an integral part of these statements.

               Ocean Optique Distributors, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

              For the six months ended December 31, 1995 and 1994




                                                                                                 1995               1994
                                                                                              ----------         -----------
Net sales.................................................................................    $6,903,917           4,340,110

Cost of goods sold........................................................................     4,698,124           2,292,644
                                                                                              ----------           ---------
         Gross profit.....................................................................     2,205,793           2,047,466

Selling, general and administrative expenses..............................................     2,890,860           2,097,766
                                                                                              ----------           ---------
                                                                                                (685,067)            (50,300)

Interest expense, net....................................................................       (254,350)           (129,098)
Other Income.............................................................................            --                9,342
                                                                                              ----------           ---------
        Loss before income taxes.........................................................       (939,417)           (170,056)

Income tax benefit.......................................................................            --               34,000
                                                                                              ----------           ---------
        Net loss.........................................................................     $ (939,417)           (136,056)

Dividends paid on convertible preferred stock............................................         23,819                 --
                                                                                              ----------           ---------
        Net loss applicable to common stockholders.......................................     $ (963,236)           (136,056)
                                                                                              ==========           =========
Net loss per share of common stock.......................................................     $    (0.59)              (0.08)
                                                                                              ==========           =========
Weighted average number of common shares outstanding.....................................      1,619,420           1,660,880
                                                                                              ==========           =========



The accompanying notes are an integral part of these statements.

               Ocean Optique Distributors, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

             For the three months ended December 31, 1995 and 1994




                                                                                                    1995             1994
                                                                                                 ---------         --------
Net sales.....................................................................................   $3,044,978        2,113,958

Cost of goods sold............................................................................    2,358,221        1,091,600
                                                                                                 ----------        ---------
        Gross profit..........................................................................      686,757        1,022,358

Selling, general and administrative expenses..................................................    1,417,855        1,048,812
                                                                                                 ----------        ---------
                                                                                                   (731,098)         (26,454)

Interest expense, net.........................................................................     (160,332)         (98,845)
Other Income..................................................................................          --             9,342
                                                                                                 ----------        ---------
        Loss before income taxes..............................................................     (891,430)        (115,957)

Income tax benefit............................................................................      (15,000)          17,800
                                                                                                 ----------        ---------
        Net loss..............................................................................   $ (906,430)         (98,157)

Dividends paid on convertible preferred stock.................................................       12,006              --
                                                                                                 ----------        ---------
        Net loss applicable to common stockholders............................................   $ (918,436)         (98,157)
                                                                                                 ==========        =========
Net loss per share of common stock............................................................   $    (0.57)           (0.06)
                                                                                                 ==========        =========
Weighted average number of common shares outstanding..........................................    1,619,420        1,661,057
                                                                                                 ==========        =========




The accompanying notes are an integral part of these statements.

                Ocean Optique Distributors, Inc. and Subsidiares

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              For the six months ended December 31, 1995 and 1994




                                                                                             1995                   1994
                                                                                          ---------               ----------
Cash flows from operating activities:
  Net loss.........................................................................       $ (963,236)               (136,056)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization..................................................          224,795                 162,669
    Changes in assets and liabilities:
      Decrease (increase) in short-term investments................................          348,470                (565,801)
      Increase in accounts receivable, net.........................................         (194,616)                (72,892)
      Increase in inventory........................................................         (710,334)               (627,591)
      Increase in prepaid expenses, security deposits
          and intangible assets....................................................           (7,564)               (181,703)
      Decrease in accounts payable and accrued expenses............................         (267,454)                 (4,350)
      Increase in due to related parties...........................................        1,170,030                     --
      Increase (decrease) in income taxes..........................................          102,220                 (47,067)
                                                                                          ----------              ----------
                Net cash used in operating activities..............................         (297,689)             (1,472,791)
                                                                                          ----------              ----------
Cash flows from investing activities:
  Goodwill adjustments.............................................................           (2,901)                    --
  Capital expenditures.............................................................          (21,300)                (51,067)
                                                                                          ----------              ----------
                Net cash used in investing activities..............................          (24,201)                (51,067)
                                                                                          ----------              ----------
Cash flows from financing activities:
  Net borrowings on bank line of credit and notes payable..........................          108,342                 141,966
  Proceeds from borrowings from foreign currency dealer............................          133,898                    --
  Payments under capital lease obligation..........................................          (23,600)                (18,696)
  Buyback of common stock..........................................................              --                 (318,750)
  Payments from the exercise of stock warrants                                                   --                  (42,049)
                                                                                          ----------              ----------
                Net cash provided by (used in) financing activities................          218,640                (237,529)
                                                                                          ----------              ----------
                Net decrease in cash and cash equivalents..........................         (103,250)             (1,761,387)

Cash and cash equivalents, beginning of period.....................................        1,748,781               1,849,746
                                                                                          ----------              ----------
Cash and cash equivalents, end of period...........................................       $1,645,531                  88,359
                                                                                          ==========              ==========
Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for income taxes, net..................       $  (98,000)                 13,067
                                                                                          ==========              ==========
     Cash paid during the period for interest, net.................................       $  207,121                 129,098
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


         The Company's gross profit for the six months ended December 31, 1995 increased by $158,327, or 7.7%, when compared to the same period in 1994, mainly due to the increase in the sales volume in the current period and an additional reserve of $300,000 for markdowns, returns and defectives. The Company's gross profit margin decreased, however, from 47.2% for the six months ended December 31, 1994, to 31.9% for the six month period ended December 31, 1995. This decrease can mainly be attributed to management's decision to be more price competitive in the marketplace by lowering the prices of some existing product, lower markups of some new product, and management's decision to provide for an additional reserve of $300,000 for markdowns, returns and defectives. The gross profit margin at EMA is traditionally lower than the Company's gross profit margin, also contributing to a lower overall gross margin.


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


         For the six months ended December 31, 1995 the Company had a net loss of $939,417 compared to a net loss of $136,056 for the same period last year. This $803,361 increase in the net loss is mainly due to lower gross margins as discussed above, and an increase in net interest expense, of $125,252, in the six month period ended December 31, 1995 versus the same period in 1994. The increase in net interest expense was due to a higher level of borrowings, less cash available to invest and interest relating to note payable acquired in the acquisition of EMA.


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


         The Company's gross profit for the three months ended December 31, 1995 decreased by $335,601, or 32.8%, when compared to the same period in 1994, mainly due to the increase in sales volume in the current period and additional reserve of $300,000 for markdowns, returns and defectives. The Company's gross profit margin decreased from 48.3% for the three months ended December 31, 1994, to 22.6% for the three-month period ended December 31, 1995. This decrease can mainly be attributed to management's decision to be more price competitive in the market place by lowering the prices of some existing product and lower markups of some new product and management's decision to provide for an additional reserve of $300,000 for markdowns, returns and defectives.


         SG&A for the three months ended December 31, 1995 increased by $369,043 (35.2%) over the same period last year largely as a result of the SG&A expenses relating to EMA. SG&A as a percentage of net sales decreased to 46.6% from 49.6% for the three months ended December 1995 and 1994, respectively. This decrease is mainly due to the increase in sales volume over last year.


         For the three months ended December 31, 1995, the Company had a net loss of $906,430 compared to a net loss of $98,157 for the same period last year. This $808,273 increase in the net loss is mainly due to lower gross margins as discussed above, and an increase in net interest expense, of $61,487, for the three-month period ended December 1995 versus the same period in 1994. The increase in net interest expense was due to a higher level of borrowings, less cash available to invest and interest relating to a note payable acquired in the acquisition of EMA.


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


         The change in net cash used in operating activities was primarily due to the net loss from operations of $963,236, depreciation and amortization (including goodwill) of $224,795, a decrease in short-term investments of $348,470, an increase in inventory of $710,334 and an increase in accounts payable and accrued expenses and due to related parties of $902,576. The change in goodwill relates to the adjustment made at June 30, 1995 to reduce the note payable to related party and to reduce goodwill for the imputed interest on the note. Subsequent to the three months ended December 31, 1995, the Company realized it had amortized goodwill based on a gross goodwill amount prior to the imputed interest mentioned above. Therefore, there is an amount added back to goodwill to reflect this change. The increase in inventory relates to having inventory on hand to accommodate the increased revenue months of the March quarter, which historically has been a better revenue period, and to the addition of new styles. The increase in net accounts payable and due to related parties is due to the needed additional inventory. Societe Francaise de Lunetterie ("SFL") and D'Arrigo Moda Italia ("Arrigo"), the related parties, are both principal shareholders of the Company and are major European suppliers of product to the Company.

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

                               AMENDMENT NO. 2

                              December 31, 1995


                              S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Ocean Optique Distributors, Inc.


                                       By: /s/ Kenneth Gordon
                                          -------------------------------------
                                            Kenneth Gordon
                                            Principal Financial and
                                            Accounting Officer



                                       August 7, 1996

                                       ----------------------------------------
                                       Date

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