Form 10QSB/A
period 1996-03-31
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1996-08-09
CIK 876235

                                FORM 10-QSB/A
                               AMENDMENT NO. 1

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

Commission File No. 0-19670

                       OCEAN OPTIQUE DISTRIBUTORS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                        65-0052592
  -------------------------------                      ------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
   Incorporation or Organization)

        14250 S.W. 119 Ave.
          Miami, Florida                                            33186
- ---------------------------------------                        ---------------
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 1, 1996 there were outstanding 1,865,574 shares of Common Stock, no par value.


Transitional Small Business Disclosure Format:  YES      NO  X
                                                   ---      ---

              OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-QSB/A
                               AMENDMENT NO. 1


PART I             FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets as of
March 31, 1996 and June 30, 1995 (Unaudited).                                3


Condensed Consolidated Statements of Operations for the
Nine Months Ended March 31, 1996 and 1995
(Unaudited).                                                                 4

Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 1996 and 1995
(Unaudited).                                                                 5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended March 31, 1996 and 1995
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

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                        MARCH 31, 1996 AND JUNE 30, 1995

                                     ASSETS


                                                 March 31,         June 30,
                                                   1996              1995
                                                -----------      -----------
Current assets
  Cash & cash equivalents.......................$ 1,448,755      $ 1,748,781
  Certificate of deposit - restricted...........     65,000           65,000
  Short-term investments........................    148,469        1,018,308
  Accounts receivable (net of allowance for
    doubtful accounts of $136,103 and
    $214,693 respectively)......................  2,962,220        2,571,026
  Inventory.....................................  7,453,272        7,373,705
  Prepaid expenses & other current assets.......    252,355          376,627
  Deferred income taxes.........................    166,626          166,626
  Income tax receivable.........................    155,020          257,240
                                                -----------      -----------
       Total current assets..................... 12,651,717       13,577,313

Property and equipment, net.....................    269,824          328,702
Security deposits...............................     14,728           14,728
Debt issue cost, net............................    152,985          176,013
Intangible assets, net..........................  3,460,498        3,673,207
                                                -----------      -----------

       Total assets.............................$16,549,752      $17,769,963
                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank line of credit...........................$ 3,362,000      $ 3,173,800
  Accounts payable..............................  1,675,009        1,350,708
  Due to related parties........................  1,431,420          920,000
  Due to foreign currency dealer................  1,258,583        1,254,008
  Accrued expenses..............................    151,925          124,048
  Notes payable to related party, current
    portion.....................................    419,241          391,975
  Notes payable, current portion................     84,393           71,275
  Capital lease obligations, current portion....     41,947           46,143
                                                -----------      -----------
        Total current liabilities...............  8,424,518        7,331,957

8% Convertible subordinated debentures..........  1,575,000        1,575,000
Notes payable to related party, long-term
    portion.....................................    457,368          736,699
Notes payable, long-term portion................      -               17,317
Capital lease obligations, long-term portion....      1,895           33,356
Deferred income taxes...........................    124,168          124,168
                                                -----------      -----------
        Total liabilities....................... 10,582,949        9,818,497

Commitments and contingencies...................      -                -

Stockholders' equity
  Series A Cumulative Convertible 3% Preferred
    Stock; 5,000,000 shares authorized;
    450,000 shares issued and outstanding
      (liquidation value - $1,575,000)..........  1,474,398        1,474,398
  Series B 2% Convertible Preferred Stock;
    5,000,000 shares authorized; 230,000 shares
    issued and outstanding
      (liquidation value - $1,150,000)..........  1,150,000        1,150,000
  Common stock, no par value; 10,000,000 shares
    authorized; 1,865,574 and 2,119,420 issued
    and outstanding at March 31, 1996 and
    June 30, 1995, respectively.................  6,499,228        6,099,228
  Retained earnings (accumulated deficit)....... (3,156,823)        (772,160)
                                                -----------       ----------
        Total stockholders' equity..............  5,966,803        7,951,466
        Total liabilities and stockholders'
          equity................................$16,549,752      $17,769,963
                                                ===========      ===========



The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995


                                               1996           1995
                                            -----------     ----------

Net sales................................   $10,644,836     $6,640,156

Cost of goods sold.......................     8,306,440      3,478,172
                                            -----------     ----------
    Gross profit.........................     2,338,396      3,161,984

Selling, general and administrative
        expenses.........................     4,282,532      3,079,122
                                            -----------     ----------
                                             (1,944,136)        82,862
Interest expense, net....................      (404,895)      (204,061)

Other income.............................         -             12,926
                                            -----------     ----------
    Income (loss) before income taxes....    (2,349,031)      (108,273)

Income tax benefit (expense).............         -             51,000
                                            -----------     ----------

    Net income (loss)....................   $(2,349,031)    $  (57,273)

Dividends paid on convertible preferred
        stock............................        35,632          -
                                            -----------     ----------
    Net income (loss) applicable to
        common stockholders..............   $(2,384,663)    $  (57,273)
                                            ===========     ==========
Net income (loss) per share of common
        stock............................   $     (1.47)    $    (0.03)
                                            ===========     ==========
Weighted average number of common shares
        outstanding......................     1,626,818      1,661,050
                                            ===========     ==========



The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                  1996            1995
                                                ----------      ---------
Net sales ..................................    $3,740,919      2,300,046

Cost of goods sold..........................     3,608,316      1,185,528
                                                ----------      ---------

        Gross profit........................       132,603      1,114,518

Selling, general and administrative
        expenses............................     1,391,672        981,356
                                                ----------      ---------
                                                (1,259,069)       133,162

Interest expense, net.......................      (150,545)       (74,963)
Other income................................         -              3,584
                                                ----------      ---------

        Income (loss) before income taxes...    (1,409,614)        61,783

Income tax benefit (expense)................         -             17,000
                                                ----------      ---------

        Net income (loss)...................   $(1,409,614)        78,783

Dividends paid on convertible preferred
        stock...............................        11,813          -
                                                ----------      ---------
        Net income (loss) applicable to
                common stockholders.........   $(1,421,427)        78,783
                                                ==========      =========
Net income (loss) per share of common
        stock...............................   $     (0.86)          0.05
                                                ==========      =========
Weighted average number of common shares
        outstanding.........................     1,649,175      1,661,087
                                                ==========      =========


The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995





                                                           1996                 1995
                                                       ------------          -----------
Cash flows from operating activities:
  Net loss ..........................................  $(2,384,663)         $   (57,273)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .....................     324,674              244,685
   Changes in assets and liabilities:
    Decrease (increase) in short-term investments.....     869,839             (591,974)
    Decrease (increase) in accounts receivable, net...    (391,194)              36,853
    Increase in inventory ............................     (79,567)            (783,379)
    Decrease (increase) in prepaid expenses, security
     deposits and intangible assets ..................     124,272             (167,471)
    Increase (decrease) in accounts payable and
     accrued expenses.................................     352,178             (176,095)
    Increase in due to related parties ...............     911,420                -
    Increase (decrease) in income taxes ..............     102,220              (64,067)
                                                       ------------         ------------
        Net cash provided by (used in) operating
         activities ..................................    (170,821)          (1,558,721)
                                                       ------------         ------------
Cash flows from investing activities:
 Goodwill adjustments ................................      (4,352)               -
 Capital expenditures ................................     (25,707)             (51,068)
                                                       ------------         ------------

        Net cash used in investing activities ........     (30,059)             (51,068)
                                                       ------------         ------------

Cash flows from financing activities:
 Net borrowings (payments) on bank line of credit
  and notes payable ..................................     (68,064)             319,474
 Proceeds from borrowings from foreign currency
  dealer .............................................       4,575                -
 Payments under capital lease obligation .............     (35,657)             (29,447)
 Buyback of common stock .............................       -                 (318,750)
 Payments from the exercise of stock warrants ........       -                  (42,049)
                                                       -----------          -----------
        Net cash used in financing activities ........     (99,146)             (70,772)
                                                       -----------          -----------

        Net decrease in cash and cash equivalents ....    (300,026)          (1,680,561)

Cash and cash equivalents, beginning of period .......   1,748,781            1,849,746
                                                       -----------          -----------

Cash and cash equivalents, end of period .............  $1,448,755          $   169,185
                                                       ===========          ===========

Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for
  income taxes, net .................................. $   (98,000)         $    13,067
 Issuance of common stock in settlement of
  due to related parties .............................     400,000                -
                                                       ===========          ===========

 Cash paid during the period for interest, net ....... $   441,781          $   181,411
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

OVERVIEW

         For the quarter ended March 31, 1996, the Company continued to experience a net loss. During the quarter the Company continued its assimilation of the business lines acquired in its June 1995 acquisition of European Manufacturers Agency, Inc. ("EMA"), which, as discussed more fully below, resulted in increased net sales for the Company, but also contributed to the Company's lower gross profit margin and higher selling, general and administrative ("SG&A") expenses for the quarter. The Company is in the process of reviewing its SG&A expenses in an effort to control such expenses. In an effort to reduce the Company's inventory levels and increase its cash position, management has examined closely the Company's excess and slow moving inventory and has made the decision to increase the reserve for markdowns, returns and defectives. Management continues to analyze the Company's operations and goodwill. If losses continue to the same extent as in the current fiscal year to date, management may determine to take further write-offs. Management cannot determine at this time the extent of such write-offs, if any, that may be taken. See "Results of Operations."

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


        The Company's gross profit for the nine months ended March 31, 1996 decreased by $823,588, or 26.0%, when compared to the same period in 1995, mainly due to additional net reserves of $1,144,500 for markdowns, returns and defectives ($300,000 of which was taken in the quarter ended December 31, 1995 and the balance of which was taken in the quarter ended March 31, 1996). The Company's new management team (see "Item 4. Submission of Matters to a Vote of Security Holders") has determined to increase the reserves for markdowns, returns and defectives and to focus its efforts on selling excess and slower moving inventories at reduced prices in order to reduce the Company's inventory levels. Management believes that the cash generated by these sales will help lower the Company's borrowings against its line of credit, thereby lowering interest expense. The Company's gross profit margin decreased from 47.6% for the nine months ended March 31, 1995 to 22.0% for the nine months ended March 31, 1996, primarily due to the additional net reserves totaling $1,144,500 taken in the December 31, 1995 and March 31, 1996 quarters for markdowns, returns and defectives. The gross profit margin at EMA is traditionally lower than the Company's gross profit margin, also contributing to a lower overall gross margin.


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



        For the nine months ended March 31, 1996 the Company had a net loss of $2,349,031 compared to a net loss of $108,273 for the same period last year. This increase in the net loss of $2,240,758 is mainly due to lower gross margins as discussed above, an increase in SG&A expenses, and an increase in net interest expense, of $200,834, in the nine month period ended March 31, 1996 versus the same period in 1995. The increase in net interest expense was due to a higher level of borrowings, less cash available to invest and interest relating to note payable acquired in the acquisition of EMA.

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


         The Company's gross profit for the three months ended March 31, 1996 decreased by $981,915, or 88.1%, when compared to the same period in 1995, mainly due to additional reserves of $921,500 for markdowns, returns and defectives. The Company's new management team (see "Item 4. Submission of Matters to a Vote of Security Holders") has determined to increase the reserves for markdowns, returns and defectives and to focus its efforts on selling excess and slower moving inventories in order to reduce the Company's inventory levels. Management believes that the cash generated by these sales will help lower the Company's borrowings against its line of credit, thereby lowering interest expense. The Company's gross profit margin decreased from 48.5% for the three months ended March 31, 1995, to 3.5% for the three-month period ended March 31, 1996.


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


         For the three months ended March 31, 1996, the Company had a net loss of $1,409,614 compared to a net profit of $78,783 for the same period last year. This decrease of $1,488,397 is mainly due to lower gross margins as discussed above, increase in SG&A expenses, and an increase in net interest expense of $75,582, for the three-month period ended March 1996 versus the same period in 1995. The increase in net interest expense was due to a higher level of borrowings, less cash available to invest and interest relating to a note payable acquired in the acquisition of EMA.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company's working capital was $4,227,199 and its current ratio was 1.5:1, as compared to the working capital of $6,157,874 and a current ratio of 1.8:1 as of June 30,1995.


         The change in net cash provided by operating activities was primarily due to the net loss from operations of $2,384,663, depreciation and amortization (including goodwill) of $324,674, a decrease in short-term investments of $869,839, an increase in accounts receivable of $391,194 and an increase in accounts payable and accrued expenses and due to related parties of $1,263,598. The change in goodwill relates to the adjustment made at June 30, 1995 to reduce the note payable to related party and to reduce goodwill for the imputed interest on the note. Subsequent to the three months ended March 31, 1996, the Company realized it had amortized goodwill based on a gross goodwill amount prior to the imputed interest mentioned above. Therefore, there is an amount added back to goodwill to reflect this change. Societe Francaise de Lunetterie ("SFL") and

D'Arrigo Moda Italia ("Arrigo"), the related parties, are both principal shareholders of the Company and are major European suppliers of product to the Company. During the quarter ended March 31, 1996, the Company agreed to exchange $400,000 of debt to SFL for 246,154 shares of the Company's Common Stock.

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

                                       Ocean Optique Distributors, Inc.


                                       /s/  Kenneth Gordon
                                       ----------------------------
                                       By:  Kenneth Gordon
                                            Principal Financial and
                                            Accounting Officer



                                              August 7, 1996
                                       ----------------------------
                                       Date

                       OCEAN OPTIQUE DISTRIBUTORS, INC.


                                FORM 10-QSB/A
                               AMENDMENT NO. 1

                                March 31, 1996


                              INDEX TO EXHIBITS


                                                             SEQUENTIALLY
                                                               NUMBERED
EXHIBIT NO.                                                      PAGE
- -----------                                                  ------------

  27.1     Financial Data Schedule (for SEC use only)......