Form 10KSB40
period 1996-06-30
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1996-09-30
CIK 876235

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-KSB
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 JUNE 30, 1996
                         ------------------------------------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to
                              ----------    ----------

Commission File No.        0-19670
                   -----------------------------------

                      OCEAN OPTIQUE DISTRIBUTORS, INC.
               (Name of small business issuer in its charter)


             FLORIDA                                       65-0052592
-----------------------------------                        -----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

14250 S.W. 119TH AVENUE, MIAMI, FLORIDA                       33186
----------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)

      (305) 255-3272
----------------------------
(Issuer's telephone number)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year:  $14,363,180.

As of September 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,800,894, based on the average of the closing bid and asked prices on that date of $2.00. As of that date, there were 2,808,761 shares of the issuer's Common Stock outstanding.

Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format.  YES      NO  X
                                                   -----   -----

--------------------------------------------------------------------------------

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

ITEM 1. DESCRIPTION OF BUSINESS

        The Company is engaged in importing, marketing and distributing high-quality ophthalmic (or eyeglass) frames and sunglasses in the mid- and premium-priced categories. The Company's products, which are currently manufactured in Europe and the Far East, include more than 400 styles in metal or plastic in an array of colors and sizes. As described below, the Company is the exclusive or non-exclusive licensee (with respect to eyewear) of several well-recognized labels, including Revlon, Crayola, Gitano, J.H. Collectibles, Chevrolet and Jacques Fath. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Industry Overview

        The Company believes that the United States market for eyeglass frames is divisible into three price categories: low priced frames selling at retail prices below $40; mid-priced frames retailing at prices ranging from $40 to $160; and high- or premium-priced frames retailing at over $160. Based on the most recent industry statistics available to it, the Company believes that the mid-priced category is the largest of these segments. The Company believes that the U.S. retail optical market has grown from approximately $9.4 billion in 1987 to approximately $12.9 billion in 1994. The Company believes that the average eyeglass sale (including frame and lenses) at retail has increased from $126.66 in 1991 to $135.86 in 1995. The Company believes that the U.S. plano sunglass market grew from approximately $1.9 billion in 1990 to approximately $2.2 billion in 1994.

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

The Company's Product Lines

        The Company is currently the exclusive or non-exclusive licensee of a number of high-profile labels under which it designs and markets, or is in the process of developing products to be marketed, including: Revlon (exclusive in the United States and Canada); Crayola (exclusive in the United States, Canada, Mexico, Central and South America, and the Caribbean); J.H. Collectibles (exclusive worldwide, except Japan); Chevrolet (United States, Canada and Brazil, on non-exclusive basis); Gitano (non-exclusive licensee in the United States, Puerto Rico, and Canada); and Jacques Fath (exclusive in the United States). For a further discussion of the status of these license agreements, see "Item 6. Management's Discussion and Analysis or Plan of Operation."

        In addition, products are produced and marketed under the "Ocean" label, which the Company believes has developed recognition in the market place.
Also, with the addition of EMA (see "Recent Acquisitions," below), the Company is now a distributor of private label product sold to retailers.

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

Sales and Marketing

        The Company's sales efforts are made directly by its officers and currently by six independent manufacturers' representatives who do not sell competing products and are compensated on a commission basis. Classic, which sells directly to independent opticians, optometrists and ophthalmologists, as well as to certain chain stores, uses approximately 25 commissioned sales representatives, who may also carry non-competing lines. EMA's sales efforts are made directly by its officers and one independent representative.

        For the fiscal year ended June 30, 1996, the Company had two customers whose net sales represented 15% and 13% of the Company's total net sales for the year. No other customers accounted for more than 10% of the Company's sales in the fiscal year ended June 30, 1996.

        Prior to the acquisition of Classic in October 1992 (see "Recent Acquisitions," below), the number of the Company's customers had shown a steady growth: from 147 customers in the fiscal year ended June 30, 1990, to 405 in the fiscal year ended June 30, 1992. This increase generally was a result of an increase in the number of independent representatives who sell the Company's products. As a result of the acquisition of Classic, and its direct method of distribution to independent opticians, optometrists, and ophthalmologists, the Company's active customers numbered more than 4,000 throughout the United States and Canada at the fiscal year ended June 30, 1994. With the acquisition of EMA in June of 1995, the Company's customer base has increased to more than 4,200 at the fiscal year ended June 30, 1996.

        To date, the Company's marketing and promotional efforts have been limited. Advertising expenses for the years ended June 30, 1996, and 1995 amounted to 3% and 7% of net sales, respectively. The Company currently intends to exhibit its products at three national trade shows annually. The Company has decided to limit its exhibitions at certain regional trade shows in order to control costs.

        The Company is aware that desirable product lines and styling, and durable products, will not be sufficient to fully capitalize on what management believes to be the Company's strengths. The Company has hired a product design professional (Ms. Debra James), who has many years experience and has already added several new designs to the line. To a large extent, the future success of the Company will depend on enhanced promotional efforts led by a marketing team. The Company intends to commit future resources, as available, to national marketing programs and to increasing the name recognition of the Company's licensed and proprietary names. There can be no assurances, however, that the Company will have adequate available resources to accomplish that goal.

Sources of Supply

        Management believes that much of the allure of the Company's products is a consequence of the manufacturers chosen by the Company. In excess of 35% of the ophthalmic frames are currently manufactured by Societe' Francaise de Lunetterie ("SFL"), a principal shareholder of the Company, located in France, and the remainder of its ophthalmic frames are manufactured by a number of
vendors in Europe and the Far East.   D'Arrigo Moda Italia is EMA's major
supplier located in Italy. The Company believes that it currently enjoys a strong relationship with its vendors, and does not anticipate the loss of any material supplier in the near future. In the unlikely event the Company is unable to procure its products from certain present suppliers, the Company believes its business will not be adversely affected, due to adequate alternative sources of product supply. For further discussion, see "Item 5. Management's Discussion and Analysis or Plan of Operation" and "Item 12. Certain Relationships and Related Transactions."

Recent Acquisitions

        In October 1992, the Company acquired one hundred percent of the outstanding capital stock of Classic. As a result of the acquisition, the Company's method of distribution was expanded to include direct sales to independent optical retailers, as well as markets not previously served by the Company. In addition, the Company acquired certain licenses to well-recognized labels.

        On June 21, 1995, the Company acquired one hundred percent of the outstanding capital stock of EMA. As a result of the acquisition, the Company's present method of distribution was expanded to include markets not previously serviced by the Company, primarily private label products for retailers, which is EMA's forte. EMA also brings additional experienced management to the Company. Also as a result of the EMA acquisition, D'Arrigo Moda Italia, EMA's major supplier located in Italy, has become a principal shareholder of convertible preferred stock in the Company.

        The EMA acquisition agreement provides for the escrow of 500,000 of the 533,333 total shares of the Company's Common Stock issued in exchange for the EMA shares, with a portion of such escrowed shares to be released to the former EMA shareholders, Robert D. Winn and Mary S. Winn, on each of the first, second, third and fourth anniversaries of the acquisition date.  In June 1996,
125,000 shares were released to Robert and Mary Winn as per the agreement.   The
acquisition agreement provides that the number of shares to be released on any such date will be determined by dividing 375,000 by the then-current market value of the Company's Common Stock, provided that the number of shares to be released on any anniversary date will not be less than 62,500 shares nor more than 150,000 shares. In the event that the number of shares of the Company's Common Stock to be released from escrow on an anniversary date is greater than the number of shares then held in escrow, the acquisition agreement provides that the Company will issue additional shares in the amount of any such shortfall, and such shares will be deemed to be issued as part of the original purchase price set forth in the acquisition agreement. Any shares of Common Stock remaining in escrow subsequent to the fourth anniversary of the acquisition date will be released to and canceled by the Company. The acquisition agreement further provides that the Winns, as beneficial owners of the escrowed shares, are entitled to all voting, dividend and liquidation rights, preferences and privileges applicable to all of the escrowed shares, but will be unable to transfer such shares until released from escrow. The Company has registered these shares, but the registration became effective subsequent to the one year time frame. However, the holders have waived their right to have the Company repurchase the shares or issue additional shares.

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

        The Company's primary methods of competing include advertising in trade journals, point-of-sale displays, exhibitions at trade shows, and direct marketing to optical wholesalers and retailers by its officers and sales representatives. However, the Company's marketing has been limited recently in order to control costs.

Employees

        As of June 30, 1996, the Company had 40 full-time employees, in addition to its 31 independent manufacturers' representatives. The Company is not a party to a collective bargaining agreement.


ITEM 2. DESCRIPTION OF PROPERTY

        The Company currently leases 11,000 square feet for its main office and warehouse space from a third party for a five-year term expiring in February 1998, at a monthly rate of $7,570. In addition, the Company leases a small warehouse storage facility across the street from the main location, at a monthly rate of $812. This six-month lease is renewable, and expires in November 1996. EMA's 2,700 square foot main office and warehouse are located in Clearwater, Florida, and are leased from an unrelated third party at a monthly rate of $1,918, expiring December 31, 1996 with an annual renewal option. The Company's offices and warehouse facilities are in good condition.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceeding, nor is the Company aware of any material pending proceeding to which the Company's property is subject.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        The Common Stock of the Company is currently trading on the automated quotation system of the National Association of Securities Dealers, Inc. ("Nasdaq"), SmallCap Market, under the symbol "OPTQ."

        The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the Common Stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions:



                                         COMMON STOCK
QUARTER ENDED                        HIGH BID  LOW BID
------------------                   --------  -------

June 30, 1996                         $2.7500   1.5000
March 31, 1996                         2.7500   1.4375
December 31, 1995                      2.7500   1.8750
September 30, 1995                     2.5000   1.7500
June 30, 1995                          3.1250   1.8750
March 31, 1995                         3.6250   2.7500
December 31, 1994                      4.2500   2.5000
September 30, 1994                     4.2500   3.3750


Holders

        The approximate number of record holders of the Company's Common Stock as of September 25, 1996 was 40. The Company believes that its Common Stock is beneficially held by more than 400 holders.

Dividends

        The Company never has paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto of the Company and its subsidiaries (collectively, the "Company"), included elsewhere herein.

OVERVIEW

        For the year and quarter ended June 30, 1996, the Company continued to experience net losses. During the year and quarter, the Company continued its assimilation of the business lines acquired in its June 1995 acquisition of EMA. As discussed more fully below, the EMA acquisition resulted in increased net sales for the Company, but also contributed to the Company's lower gross profit margin and higher selling, general and administrative ("SG&A") expenses. The Company has continued to review its SG&A expenses in an effort to control such expenses. In an effort to reduce the Company's inventory levels and increase its cash position, management has examined closely the Company's excess and slow moving inventory and has made the decision to increase the reserve for markdowns, returns and defectives. See "Results of Operations."

Results of Operations:

        Net sales for the fiscal year ended June 30, 1996 were $14,363,180, an increase of $4,610,916 or 47% from the 1995 fiscal year. Included in the sales for the fiscal year ended June 30, 1996 are EMA's annual sales of $3,949,545, compared to only nine days of sales by EMA of $570,760 for the 1995 fiscal year. Classic's sales volume also increased for the 1996 fiscal year by $1,006,316, or 18% over the 1995 fiscal year. Excluding the sales of Classic and EMA, the Company's net sales increased by $225,815, or 7% from the previous fiscal year.

        The Company's overall gross profit margin decreased from 42% to 17% from fiscal 1995 to fiscal 1996, respectively. This decrease is mainly due to the writeoff of approximately $1,680,000 in slow-moving and obsolete inventory in the 1996 fiscal year. The Company has also written down approximately $400,000 in defective inventory, as it is not able to determine what value, if any, will be received from the various vendors regarding this defective inventory. The Company's gross profit margin, excluding the inventory writedown, was 30% for the current fiscal year. The Company's management has determined to increase the current reserves for markdowns, returns and defectives and to focus its efforts on selling excess and slower moving inventories at reduced prices in order to reduce the Company's inventory levels. Management believes that the cash generated by these sales will help lower the Company's borrowings against its line of credit, thereby lowering interest expense.

        SG&A expenses for the fiscal year ended June 30, 1996 increased by $5,160,028 (110%) over the same period last year, largely as a result of the increase in SG&A expenses at EMA, which amounted to $3,329,339 for the fiscal year ended June 30, 1996, compared to only $19,643 for the same period last
year.   SG&A expenses for the current year included the amortization and write down of the goodwill and covenant not to compete resulting from the Company's acquisitions of $2,581,083 and $1,505,927 for EMA and Classic, respectively. In addition, a review of the Company's accounts receivable resulted in an increase in bad debt expense to approximately $190,000 for the 1996 fiscal year, compared to only approximately $77,000 for the 1995 fiscal year. Professional fees increased $330,000 from the fiscal year 1995 to 1996 (mainly due to the Company's S-3 registration statement), and royalties increased $165,000 in the current year due to increased sales volume and minimum guarantees.

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

        The following table sets forth the amount of foreign currencies held at the dates indicated:

                                At June 30, 1996               At June 30, 1995
                                ----------------               ----------------
                         Foreign          U.S.           Foreign            U.S.
                         Currency        Dollar          Currency          Dollar
                       Denominated     Equivalent      Denominated       Equivalent
                      --------------  -------------  ----------------  --------------
Italian lira          511,935,780.18  $  333,835.00  1,709,166,018.18  $ 1,043,128.00
Japanese yen           37,834,691.20     344,610.00      7,753,008.20       91,567.00
French franc              977,207.03     189,749.00        937,336.31      193,405.00
German mark               153,330.97     100,719.00            -               -
                                      -------------                    --------------
Total U.S. dollar
    equivalents                       $  968,910.00                    $ 1,328,100.00
                                      =============                    ==============

        For the fiscal year ended June 30, 1996, the Company recognized a net gain of $32,710 related to its foreign currency transactions, and for the fiscal year ended June 30, 1995, the Company recognized a net gain of $57,840. Such net gains were included in the cost of goods sold for the respective years.
The Company purchases foreign currencies at a 2 1/2% margin from a foreign currency dealer who finances up to 97 1/2% of the purchase price. The Company pays interest on the U.S. dollar equivalent balance, at a rate of 6.000% for fiscal year 1996 and 6.706% for fiscal year 1995. The Company earns interest on the foreign currency denominated balances, which for the fiscal years 1996 and 1995 was paid at the rates indicated below:

                            For the Fiscal Year  For the Fiscal Year
                            -------------------  -------------------
                            Ended June 30, 1996  Ended June 30, 1995
                            -------------------  -------------------
Italian lira ............            8.1250%             9.8130%
Japanese yen ............             .0000%              .5580%
French franc ............            2.6250%             6.7080%
German mark .............            2.5000%             3.8113%


        The Company incurred a net loss of $7,831,784 for the fiscal year ended June 30, 1996, compared to a net loss of $735,049 for the fiscal year ended June 30, 1995. Included in this loss is the following: approximately $1,680,000 in inventory reserves for slow-moving inventory, the writeoff of approximately $400,000 in defective inventory, the writeoff of the remainder of goodwill and non-compete resulting from the Company's acquisitions of approximately $4,087,000, additional bad debt expense of $113,000, the accrual of $130,000 for the settlement with Ray Hyman, Sr., and additional professional fees of $330,000 mainly relating to the Company's S-3 registration statement.

Liquidity and Capital Resources:

        At June 30, 1996, the Company's working capital was $2,165,117 and its current ratio was 1.3:1, as compared to working capital of $6,168,397 and a current ratio of 2.0:1 at June 30, 1995.

        The change in net cash provided by operating activities for the 1996 fiscal year was primarily due to the net loss from operations of $7,898,797, depreciation and amortization of $3,780,448, a decrease in accounts receivable of $253,335, a decrease in inventory of $1,525,224, and increase in accounts payable and accrued expenses of $1,435,386. The decrease in accounts receivable was primarily due to an increase in the allowance for doubtful accounts and an improvement in accounts receivable collections. The decrease in inventory was directly related to reserves for slow-moving inventory of $1,680,000 and the write-off of defective inventory of $400,000, while the decrease in amounts due to foreign currency dealer relates to utilizing currency in the Company's account at better rates than the current market rates. The increase in depreciation and amortization was mainly due to management's decision to write-off goodwill and the covenant not to compete in the amount of approximately $4,087,000. The increase in accounts payable and accrued expenses resulted primarily from purchasing new inventory of approximately $555,000.

        During the Company's 1995 and 1996 fiscal year, it maintained a $3,500,000 line of credit agreement with Republic National Bank ("RNB"). As of June 30, 1996, total available credit under this line was $924,000. As of August 29, 1996, the unused balance on this facility was $913,000. Interest on the line of credit is 3/4% above the prime lending rate. On September 27, 1995 the credit facility with RNB was renewed through September 1996. In connection with the renewal, EMA was added to the loan agreement as a co-borrower and the Company repaid an existing $150,000 line of credit from Barnett Bank.

        In July 1996, the Company was notified by RNB that the Company did not meet certain financial condition criteria and ratios as required by the RNB credit agreement. To date, RNB has not accelerated repayment of the Company's obligations under the agreement.

The line of credit at June 30, 1996 was approximately $2,600,000, and the Company remains in compliance with all collateral requirements, and the Company remains in compliance with all collateral requirements. The Company and RNB have agreed to a 60-day extension of the line of credit, at an interest rate of prime plus 2% and a maximum of $2,700,000. RNB has not yet indicated, however, whether it will agree to a renewal of the line of credit beyond the 60-day extension. There can be no assurances that the Company will be able to renew this credit facility with RNB or replace it if necessary. Further, the Company may require, depending on then-current levels of cash flow generated from operations, additional financing in the near and/or long term. No assurance can be given that the Company would be able to procure such necessary financing, or if available, would be able to procure financing on terms deemed favorable by the Company. In the event the Company is unable to generate sufficient cash flow from operations, the Company may be forced in the future to reduce its level of operations.

        During the fiscal year ended June 30, 1996, the Company decreased its borrowings on its line of credit by $491,300.

        Effective as of June 21, 1995, the Company consummated the acquisition through its wholly-owned subsidiary, Ocean Private Label, Inc. ("Ocean Private Label"), of all of the issued and outstanding capital stock of EMA. In accordance with the terms of the EMA acquisition agreement, the acquisition of the capital stock of EMA was structured as a tax free reorganization within the meaning of the Internal Revenue Code of 1986, as amended. Pursuant to the acquisition agreement, EMA was merged into Ocean Private Label and the Company acquired all of the issued and outstanding capital stock of EMA in exchange for an aggregate 533,333 shares of Common Stock of Ocean and $400,000 in cash. See "Item 1 Description of Business - Recent Acquisitions", for further details.

        The acquisition of EMA was accounted for using the purchase method of accounting. In connection with the acquisition of EMA for $2,011,902, the Company recorded goodwill of $1,962,340, representing the cost in excess of net assets acquired, as of the date of acquisition. See Note 3 to the Company's Consolidated Financial Statements included under Item 7 hereof.

        D'Arrigo Moda Italia ("D'Arrigo"), a major supplier of EMA and a principal shareholder of the Company, agreed to exchange $1,150,000 of EMA's accounts payable balance for $1,150,000 in Series B Convertible 2% Preferred Stock. In addition, the remaining accounts payable balance at June 20, 1995 of $1,523,734 was converted into a note payable to D'Arrigo in the principal amount of $1,273,734, payable in 32 equal monthly payments, and the remaining balance of $250,000 was paid in cash. On July 2, 1996, D'Arrigo forgave the Company six monthly payments amounting to $239,729, resulting in a gain of approximately $100,000. In return, the Company agreed to give D'Arrigo a 20% discount on the strike price of $3.00 on 70% of the Preferred Stock.

        Management currently believes that cash from operations and from available financing sources are sufficient for the Company to maintain its operations at current levels, including the additional operations acquired in the EMA acquisition.

ITEM 6.  FINANCIAL STATEMENTS

The following Consolidated Financial Statements are attached hereto:

                                                                     Page
                                                                     ----


       Report of Independent Certified Public Accountants             F-1
       Consolidated Balance Sheets at June 30, 1996 and 1995          F-2
       Consolidated Statements of Operations
              For the Years Ended June 30, 1996 and 1995              F-3
       Consolidated Statement of Stockholders' Equity
              For the Years Ended June 30, 1996 and 1995              F-4
       Consolidated Statements of Cash Flows
              For the Years Ended June 30, 1996 and 1995              F-5
       Notes to Consolidated Financial Statements             F-6 to F-19

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

        As of September 1, 1996, the Directors and Executive Officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as Director or Executive Officer, and the expiration of the terms as Directors are as follows:


                                                                                       OFFICER
                                                                                      EXPIRATION        OR
                                                                                      OF CURRENT     DIRECTOR

NAME                        AGE     POSITION WITH THE COMPANY                         BOARD TERM      SINCE
----------------------      ---     ---------------------------------------------     ----------     --------

Neil B. Lande                58     Chief Executive Officer and Director                 1998          1996

Ray Hyman, Jr.               40     President and Director                               1997          1988

Robert D. Winn               46     President - EMA and Director                         1996          1995

Mary S. Winn                 43     Vice President - EMA and Director                    1997          1995

Bruce Schindler              52     Director                                             1997          1996

Kenneth J. Gordon            56     Chief Financial Officer                               --           1992

Patricia Hyman               37     Vice President - Administration and Secretary         --           1988

Margaret Hyman Schmidt       34     Vice President - Marketing                            --           1988

---------------------------

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

Family Relationships

        The Company's President is the brother of Ms. Hyman and Ms. Schmidt. Mary Winn and Robert Winn are husband and wife.

Business Experience

        Mr. Lande has been Chief Executive Officer and Director of the Company since April of 1996. Prior to that date, he served as President of Lande Associates Inc., a real estate development company in Houston, Texas, since 1993. Mr. Lande operated as a private investor from 1985 to the present.

        Mr. Hyman, Jr., has been employed by the Company as President and Director since October 30, 1992. Prior to that date, he served as Vice President-Sales and Director since the Company's inception in 1988. Prior thereto, he was employed as a sales representative by Style-Rite for six years.

        Mr. Winn has been the President of EMA since its inception in late 1990. Prior thereto he was Executive Vice President of Indo USA from 1987 to 1990, after several years in marketing/management in the homebuilding industry. Mr. Winn has been a director of the Company since July 1995.

        Ms. Winn has been the Vice President of EMA since its inception in late 1990. Prior thereto she was Director of Marketing for Bay Area Renaissance Festivals from 1987 to 1990 after several years as an independent business owner. Ms. Winn has been a director of the Company since April 1996.

        Mr. Schindler has been a director of the Company since January of 1996, and has been a private investor since 1986.

        Mr. Gordon has been employed as the Chief Financial Officer of the Company since December 1991. From December 1991 through mid-September 1992, he was employed by the Company on a part-time basis, during which time he also was employed part-time as the controller of a closely held business. He currently is employed by the Company full-time. From 1987 until December 1991, Mr. Gordon was the President of CBT Optical Corporation ("CBT"), and HNJ Optical Corporation, which companies operated a retail optical business. In March
1993, CBT filed a proceeding under Chapter 7 of the U.S. Bankruptcy Code, and was discharged therefrom shortly thereafter. From 1982 to 1987, he was Secretary, Treasurer and Chief Financial Officer of Royal International
Optical, Corporation, the securities of which were traded on the New York Stock Exchange.

        Ms. Hyman has been employed by the Company as its Vice President since its inception in 1988 and has been Secretary since May 1991. She was employed from 1985 to 1987 by the Silver Turtle, an import and distributing company, as an office manager, and during 1987 by Liborio Capital, an insurance company, in its new accounts processing department.

        Ms. Schmidt has been a Vice President of the Company since October 1988. Prior thereto, she was employed by Style-Rite for more than three years, the last two as National Sales Liaison with all major customers and sales representatives.

         To the best of the Company's knowledge, none of the Company's Executive Officers, Directors or principal shareholders were delinquent in filing any required Forms 3, 4 or 5 during the fiscal year ended June 30, 1996.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information about compensation paid or accrued by the Company during the fiscal years ended June 30, 1996, 1995 and 1994 to the Company's Chief Executive Officer, President, and President and Vice-president of EMA. None of the Company's other Executive Officers earned over $100,000 during the fiscal year ended June 30, 1996.

                           SUMMARY COMPENSATION TABLE


                                                                            Long Term Compensation
                                                               -----------------------------------------------
                               Annual Compensation                      Awards            Payouts
                      ----------------------------------         ---------------------    -------

(a)                   (b)      (c)        (d)        (e)          (f)          (g)          (h)          (i)

                                                    Other                   Securities                  All
Name                                                Annual     Restricted     Under-                   Other
and                                                 Compen-      Stock        lying        LTIP        Compen-
Principal                     Salary     Bonus      sation      Award(s)     Options/     Payouts      sation
Position              Year     ($)        ($)        ($)          ($)         SARs (#)     ($)           ($)
--------------------------------------------------------------------------------------------------------------
Ray Hyman(1)
Chief Executive
Officer               1996   170,914       -          -            -        228,484(3)      -          130,000
                      1995   177,404       -          -            -        228,484(3)      -             -
                      1994   170,064       -          -            -        124,384(3)      -             -

Neil B. Lande(2)
Chief Executive
Officer               1996      -          -          -            -         50,000         -             -

Ray Hyman, Jr.
President             1996   113,808       -          -            -        130,054(3)      -             -
                      1995   112,115       -          -            -        130,054(3)      -             -
                      1994   102,692       -          -            -         73,814(3)      -             -

Robert D. Winn
President
of EMA                1996   104,000       -          -            -            -           -             -

Mary S. Winn
Vice-president
of EMA                1996   104,000       -          -            -            -           -             -


(1)   Mr. Hyman resigned as Chief Executive Officer of the Company in
      April of 1996.

(2)   Mr. Lande was elected Chief Executive Officer of the Company in
      April of 1996.

(3) Does not include options issued and subsequently canceled by the Company.

        The following table sets forth information concerning options granted in the last fiscal year to the persons named in the preceding Summary Compensation Table.


                OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     Individual Grants
------------------------------------------------------------------------------------------------------

       (a)               (b)              (c)               (d)                (e)

                      Number of
                     Securities        % of Total
                     Underlying       Options/SARs
                      Options/         Granted to         Exercise
                        SARs          Employees in         or Base              Expiration
     Name            Granted(#)       Fiscal Year        Price ($/Sh)              Date
------------------------------------------------------------------------------------------------------
Ray Hyman             124,384            30.0               3.1250             May 5, 2001
                       24,100            30.1               3.6250             August 5, 2001
                       30,000            30.0               2.5000             December 22, 2001
                       50,000            33.3               2.0000             May 23, 2002

Ray Hyman Jr.          73,814            17.8               3.1250             May 5, 2001
                       14,240            17.8               3.6250             August 5, 2001
                       17,000            17.0               2.5000             December 22, 2001
                       25,000            16.7               2.0000             May 23, 2002

Neil B. Lande          50,000           100.0               1.8750             May 20, 2001



        The following table also sets forth information concerning the value of unexercised stock options at the end of the 1995 fiscal year for the persons named in the Summary Compensation Table.

        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES



     (a)            (b)            (c)         (d)             (e)

                                             Number of
                                             Securities      Value of
                                             Underlying     Unexercised
                                             Unexercised    In-the-Money
                                             Options/SARs   Options/SARs
                                             at FY-End (#)  at FY-End ($)
               Shares Acquired    Value      -------------  -------------
                on Exercise      Realized    Exercisable/   Exercisable/
     Name           (#)            ($)       Unexercisable  Unexercisable
-------------------------------------------------------------------------
Ray Hyman            0              0          228,484/0      25,000/0

Ray Hyman Jr.        0              0          130,054/0      12,500/0

Neil B. Lande        0              0           50,000/0      31,250/0

Compensation of Directors

        Directors who are not employees of the Company receive $250 for each meeting attended in person. Employees of the Company receive no additional cash compensation for service as a Director. All Directors are reimbursed for expenses incurred in attending Board meetings.

Profit Sharing Plan

        The Company has adopted a qualified profit sharing plan covering all employees 21 years of age and older who have completed one year of employment. The plan permits the Company to contribute, at its election, up to 15% of the annual compensation of all participants to the profit sharing trust, of which Ray Hyman and Jo Anne Hyman, his wife, are the trustees. The Company's contributions to the trust vest for the accounts of the respective participants at the rate of 20% per year commencing with the completion of two years of employment. For the five years ended June 30, 1996, the Company elected not to contribute to the profit sharing plan.

Stock Option Plans

        In 1991, the Board of Directors and shareholders of the Company adopted a Stock Option Plan (the "1991 Plan") pursuant to which 54,000 (adjusted for stock dividend) shares of Common Stock of the Company were reserved for issuance. In November 1992, the Board adopted a new plan (the "1992 Plan"; the 1991 Plan and the 1992 Plan are collectively referred to as the "Plans"), which was approved by the shareholders in February 1993, and which provided for the issuance of 240,000 (adjusted for stock dividend) shares. The number of shares issuable under the 1992 Plan was increased to 750,000 at the Company's Annual Shareholders' Meeting held in December 1993, and to 1,000,000 shares at the Annual Shareholders' Meeting held in November of 1994. Both Plans are intended to promote the growth and profitability of the Company, to provide employees of the Company who are largely responsible for the management, growth and protection of its business with an incentive to continue to make substantial contributions to the success of the Company, and to provide those key employees with an equity interest in the Company.

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

Employment Agreements

         The Company has entered into three-year agreements with its executive officers at base annual salaries of $46,000 each for its two Vice Presidents and $175,000 for its previous Chief Executive Officer, who resigned during the 1996 fiscal year. A settlement of $130,000 was negotiated and accrued for at fiscal year end June 30, 1996 in connection with his resignation. EMA has entered into a four-year agreement with its two executive officers at a base annual salary of $104,000 each (see "Recent Acquisitions" for details). All of the Company's executive officers may participate in such profit-sharing, pension or other incentive compensation plans, as may be provided by the Company to its executives.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 1, 1996 by each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, by each director and named executive officer of the Company, and by all directors and officers of the Company as a group:



                                  AMOUNT AND
                                  NATURE OF        PERCENT
                                  BENEFICIAL          OF
NAME AND ADDRESS                 OWNERSHIP(1)      CLASS(2)
----------------                 ------------      --------

Ray Hyman                         413,984(3)       13.3%(3)
14250 S.W. 119th Avenue
Miami, Florida  33186

JoAnne Hyman                      125,000(4)        4.3 (4)
14250 S.W. 119th Avenue
Miami, Florida 33186

Ray Hyman, Jr.                    131,854(5)        4.4 (5)
14250 S.W. 119th Avenue
Miami, Florida 33186

Margaret Hyman Schmidt            108,016(6)        3.6 (6)
14250 S.W. 119th Avenue
Miami, Florida 33186

Patricia Hyman                    107,836(7)        3.6 (7)
14250 S.W. 119th Avenue
Miami, Florida 33186

Kenneth J. Gordon                 111,021(8)      3.7(8)
14250 S.W. 119th Avenue
Miami, Florida 33186

Robert D. Winn                    266,667(9)      9.2(9)
21951 U.S. 19 North
Clearwater, Florida 34625

Mary S. Winn                      266,666(10)     9.2(10)
21951 U.S. 19 North
Clearwater, Florida 34625

Neil Lande                        190,000(11)     6.6(11)
4265 San Felipe
Houston, Texas 77027

Bruce Schindler                    50,000(12)     1.7(12)
5258 Princeton Way
Boca Raton, Florida  33496

Societe Francaise de              390,154        13.5
Lunetterie ("SFL")
F 39150 Chaux du Domdief
St. Laurent en Grandvaux
France

The Global Eye                    171,600(13)     6.0(13)
5628 Amersham Way
Boca Raton, Florida 33486

D'Arrigo Moda Italia SRL          230,000(14)     7.4(14)
Via Giava 11/12
32040 Lorenzago Di Cadore
Italy

Gerald Josephson                  288,030(15)     9.1(15)
Harborside Apartment #3
Cloister Drive, Paradise Island
Nassau, Bahamas
P.O. Box N732

All Executive Officers and      1,232,060(16)    33.7(16)
Directors as a group (16)
(consisting of eight persons)

---------------------

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

       (9) Mr. Winn is the owner of 266,667 shares of the Company's Common Stock (9.2% based on 2,883,761 shares outstanding), 187,500 of which shares are in escrow to be released on each of the three subsequent anniversary dates of the closing of EMA, in accordance with a formula based on the then-market price of the Company's Common Stock. See "Item 6. - Management's Discussion and
Analysis or Plan of Operation." Excludes 266,666 shares owned by Mr. Winn's wife, Mary, of which shares Mr. Winn disclaims beneficial ownership.

      (10) Ms. Winn is the owner of 266,666 shares of the Company's Common Stock (9.2% based on 2,883,761 shares outstanding), 187,500 of which shares are in escrow to be released on each of the three subsequent anniversary dates of the closing of EMA, in accordance with a formula based on the then-market price of the Company's Common Stock. See
"Item 6. - Management's Discussion and Analysis or Plan of Operation."
Excludes 266,667 shares owned by Ms. Winn's husband, Robert, of which shares
Ms. Winn disclaims beneficial ownership.

       (11) Mr. Lande owns 140,000 shares of the Company's Common Stock and has warrants to acquire 50,000 shares at an exercise price of $1.875 per share. In addition, 4,000 shares are owned by Mr. Lande's children, with no beneficial ownership.

       (12) Mr. Schindler does not own any shares of the Company's Common Stock, however, he was granted warrants to acquire 50,000 shares at an exercise price of $1.875. This excludes 36,500 shares of Preferred Stock owned by Mr. Schindler's wife, Judi Schindler, of which shares Mr. Schindler disclaims beneficial ownership.

       (13) The Global Eye is the owner of record of 156,000 shares of the Company's Common Stock. The Global Eye is owned by Alan R. Ackerman, who also owns 15,600 shares of the Company's Common Stock. Mr. Ackerman may therefore be deemed to be the beneficial owner of 171,600 shares of the Company's Common Stock.

       (14) D'Arrigo Moda Italia owns of record the shares of the Company's Series B Preferred Stock, which pursuant to its terms is convertible into 230,000 shares of the Company's Common Stock.

       (15) Mr. Josephson owns 35,000 shares of the Company's Preferred A Stock, $87,500 of the Company's Convertible Subordinated Debentures convertible at $1.65, 150,000 warrants at $1.65, and 50,000 warrants at $1.875.

       (16) Includes shares issuable upon exercise of all options and warrants beneficially owned by such persons, and excludes shares of which beneficial ownership is disclaimed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         SFL, a principal shareholder of the Company, is the largest supplier of the Company's ophthalmic frames. During the years ended June 30, 1996 and 1995, the Company's purchases from SFL amounted to $3,318,000 or 35% and $3,687,000 or 63%, respectively. Due to related parties at June 30, 1996 and 1995 includes approximately $450,000 and $520,000, respectively, of amounts due to this affiliated party for these purchases. The Company believes that its purchases of products and services from SFL have been on terms at least as favorable to the Company as could have been obtained elsewhere. Pierre Girod, a director of SFL and an officer, director and controlling stockholder of a publicly owned French company, Societe Francaise de Signalization (Signaux Girod), of which SFL is a wholly owned subsidiary, was a Director of the Company until May 1991.

         D'Arrigo, the shareholder of the Company's Series B 2% Convertible Preferred Stock, is the largest supplier of ophthalmic frames for EMA. The Company currently intends to continue to purchase large quantities of frames from D'Arrigo, and believes that its purchases of product are on terms at least as favorable to the Company as could have been obtained elsewhere.

         In fiscal year 1996, D'Arrigo agreed to exchange $1,150,000 of EMA's accounts payable balance for $1,150,000 in Series B Convertible 2% Preferred Stock. Each share of Preferred Stock is convertible into one share of the Company's common stock. In the event of any liquidation, the holders of shares of the Preferred Stock are entitled to receive out of assets of the Company available for distribution to stockholders before any distribution of assets is made to holders of common stock, liquidating distribution in the amount of $5.00 per share. In addition, the remaining accounts payable balance at June 30, 1995 of $1,523,734 was converted into a non-interest bearing note payable due to D'Arrigo of $1,128,674, payable in 32 equal monthly payments, and $250,000 in cash. On July 2, 1996, D'Arrigo forgave the Company 6 monthly payments amounting to $239,729, resulting in a gain of approximately $100,000. In return, the Company gave D'Arrigo a 20% discount on the strike price of $3.00 on 70% of the Preferred Stock.

         Due to related parties at June 30, 1995 includes $400,000 due to the selling principals of EMA in connection with the Company's acquisition of EMA. This balance was paid by the Company in July 1995.

         In 1996 the Company issued 246,154 shares of common stock to a vendor in settlement of $400,000 of accounts payable.

         At June 30, 1996 the client has accrued $130,000 for amounts due to the former Chief Executive Officer of the Company under a compensation settlement agreement.

ITEM 11. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


             3.1   Restated Articles of Incorporation.(1)

             3.2   By-Laws.(1)

             10.1  Stock Option Plan.(2)

             10.2 Exclusive Licensing Agreement with Jacques Fath and translation.(2)

             10.3  Revolving Line of Credit from Republic National bank.(3)

             10.4 Business Property Lease, dated August 19, 1993, between Turnpike-McNeil Development, Ltd., and Ocean Optique
                   Distributors, Inc.(4)

             10.5 License Agreement between Classic Optical, Inc., and J.H. Collectibles, dated August 23, 1990.(4)

             10.6 License Agreement between Classic Optical, Inc., and Hallmark Cards, Incorporated (Crayola License), dated
                   January 29, 1991.(4)

             10.7 License Agreement between Classic Optical, Inc., and Chevrolet (Geo), dated March 25, 1992.(4)

             10.8 License Agreement between Classic Optical, Inc., and Revlon, Inc., dated July 15, 1992.(4)

             10.9  First Amendment to Loan Credit and Security Agreement with
                   Republic National Bank dated September 27, 1995.(5)

            10.10  Business Property Lease, dated August 7, 1992
                   between Clearwater 19 Commerce Center and EMA.(5)

            10.11  Form of Employment Agreement (Robert Winn and Mary Winn).(6)

            10.12  EMA Acquisition Agreement.(6)

            10.13  Third Amendment to License Agreement between
                   Revlon Consumer Products Corporation and Classic Optical,
                   Inc. dated as of December 20, 1995.(7)

            21.1   Subsidiaries of the Registrant.(1)

            23.1   Consent of Grant Thornton LLP.

            27.1   Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K

            A current report on Form 8-K was filed during the last quarter of the Company's fiscal year ended June 30, 1995.

--------------------------

(1) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-3 (SEC File No. 33-98678).

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-18 (SEC File No. 33-41164), declared effective September 24, 1991.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 8, 1994.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

(5) Filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 21, 1995.

(7) Filed with Amendment No. 1 on Form 10-KSB/A to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        OCEAN OPTIQUE DISTRIBUTORS, INC.




Dated:  September 26, 1996            By: /s/ Neil Lande
                                         -----------------------------------
                                         Neil Lande, Chief Executive Officer



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                  Date                        Title
    ---------                  ----                        -----

/s/ Neil Lande
---------------------    September 26,  1996        Chairman of the Board and
Neil Lande                                          Chief Executive Officer

/s/ Ray Hyman, Jr.
---------------------    September 26,  1996        President and Director
Ray Hyman, Jr.

/s/ Kenneth J. Gordon
---------------------    September 26,  1996        Principal Accounting
Kenneth J. Gordon                                   Officer, and Chief
                                                    Financial Officer

/s/ Robert D. Winn
---------------------    September 26,  1996        President and Director
Robert D. Winn

/s/ Mary S. Winn
---------------------    September 26,  1996        Vice-president and Director
Mary S. Winn

/s/ Bruce Schindler
---------------------    September 26,  1996        Director
Bruce Schindler

             OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                      INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants..............         F-2

Consolidated Balance Sheets at June 30, 1996 and 1995...........         F-3

Consolidated Statements of Operations
For the Years Ended June 30, 1996 and 1995......................         F-4

Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 1996 and 1995......................         F-5

Consolidated Statements of Cash Flows
For the Years Ended June 30, 1996 and 1995......................         F-6

Notes to Consolidated Financial Statements...................... F-7 to F-20

                       REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS



Board of Directors
Ocean Optique Distributors, Inc.

We have audited the accompanying consolidated balance sheets of Ocean Optique Distributors, Inc. and Subsidiaries (the "Company") as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Optique Distributors, Inc. and Subsidiaries as of June 30, 1995 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


Miami, Florida
September 10, 1996

              OCEAN OPTIQUE DISTRIBUTORS, INC.  AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   JUNE 30,

                                    ASSETS


                                                                      1996             1995
                                                                      ----             ----
Current assets
Cash & cash equivalents                                          $     360,627         494,773
Certificate of deposit - restricted                                     65,000          65,000
Short-term investments                                                       -       1,018,308
Accounts receivable (net of allowance for doubtful accounts
    of $173,109 in 1996 and $214,693 in 1995)                        2,317,691       2,571,026
Inventory                                                            5,848,481       7,373,705
Prepaid expenses & other current assets                                135,732         376,627
Deferred income taxes                                                   93,100          89,667
Income tax receivable                                                  194,888         257,240
                                                                 -------------      ----------
        Total current assets                                         9,015,519      12,246,346

Property and equipment, net                                            240,303         328,702
Security deposits                                                       14,728          14,728
Debt issue cost, net                                                   145,310         176,013
Intangible assets, net                                                       -       3,673,207
                                                                 -------------      ----------
        Total assets                                             $   9,415,860      16,438,996
                                                                 =============      ==========

                        LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank line of credit                                                2,682,500       3,173,800
  Accounts payable                                                   2,007,699       1,350,708
  Due to related parties                                             1,153,512         920,000
  Accrued expenses                                                     502,443         124,048
  Notes payable to related party, current portion                      391,975         391,975
  Notes payable, current portion                                        82,766          71,275
  Capital lease obligations, current portion                            29,507          46,143
                                                                 -------------      ----------
        Total current liabilities                                    6,850,402       6,077,949

8% Convertible subordinated debentures                                 843,750       1,575,000
Notes payable to related party, long-term portion                      444,679         736,699
Notes payable, long-term portion                                             -          17,317
Capital lease obligations, long-term portion                                 -          33,356
Deferred income taxes                                                   93,100          47,209
                                                                 -------------      ----------
        Total liabilities                                            8,231,931       8,487,530

Commitments and contingencies                                                -               -

Stockholders' equity:
  Series A cumulative convertible 3% preferred stock
    (liquidation value - $1,575,000)                                 1,474,398       1,474,398
  Series B 2% convertible preferred stock
    (liquidation value - $1,150,000)                                 1,150,000       1,150,000
  Common stock, no par value; 10,000,000 shares authorized
    2,808,761 and 2,119,420 issued and outstanding in
    1996 and 1995, respectively                                      7,230,478       6,099,228
  Retained earnings (accumulated deficit)                           (8,670,947)       (772,160)
                                                                 -------------      ----------
        Total stockholders' equity                                   1,183,929       7,951,466

        Total liabilities and stockholders' equity               $   9,415,860      16,438,996
                                                                 =============      ==========

The accompanying notes are an integral part of these statements.

              OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                         FOR THE YEARS ENDED JUNE 30,


                                                                 1996                     1995
                                                             ------------               ---------
Net sales                                                    $ 14,363,180               9,752,264

Cost of goods sold                                             11,901,450               5,680,055
                                                             ------------               ---------
        Gross profit                                            2,461,730               4,072,209

Selling, general and administrative expenses                    9,854,599               4,694,571
                                                             ------------               ---------
                                                               (7,392,869)               (622,362)

Interest expense, net                                            (492,011)               (257,687)
                                                             ------------               ---------
        Income (loss) before income taxes                      (7,884,880)               (880,049)

Income tax benefit (expense)                                       53,096                 145,000
                                                             ------------               ---------
        Net income (loss)                                    $ (7,831,784)               (735,049)

Dividends paid on convertible preferred stock                      67,003                  47,439
                                                             ------------               ---------
        Net income (loss) applicable to common stockholders  $ (7,898,787)               (782,488)
                                                             ============               =========
Net income (loss) per share of common stock                  $      (4.64)                  (0.48)
                                                             ============               =========
Weighted average number of common shares outstanding            1,700,906               1,619,602
                                                             ============               =========




The accompanying notes are an integral part of these statements.

              OCEAN OPTIQUE DISTRIBUTORS, INC.  AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                             Series A                            Series B
                                          Preferred Stock                     Preferred Stock
                                   -----------------------------      -------------------------------
                                   Number of                          Number of
                                    Shares              Amount         Shares                Amount
                                   ---------          ----------      ---------            ----------
Balance, July 1, 1994               635,000         $  1,486,898             -             $        -

Exercise of Series A
warrants, net                             -                    -             -                      -

Repurchase and cancellation
of common stock                           -                    -             -                      -

Issuance of Series B
preferred stock for debt                  -                    -       230,000              1,150,000

Resemption of Series A
preferred stock (5,000)              (5,000)             (12,500)            -                      -

Dividends paid on Series A
preferred stock                           -                    -             -                      -

Issuance of common stock
for acquisition of EMA                    -                    -             -                      -

Net loss                                  -                    -             -                      -
                                    -------           ----------       -------             ----------
Balance, June 30, 1995              630,000            1,474,398       230,000              1,150,000

Dividends paid on Series A
preferred stock                           -                    -             -                      -

Issuance of common stock
in settlement of debt                     -                    -             -                      -

Conversion of debentures
to common stock                           -                    -             -                      -

Net loss                                  -                    -             -                      -
                                    -------           ----------       -------             ----------
Balance, June 30, 1996              630,000           $1,474,398       230,000             $1,150,000
                                    =======           ==========       =======             ==========

                                                 Common Stock                      Retained
                                      ---------------------------------            Earnings             Total
                                      Number of                                  (Accumulated       Stockholders'
                                       Shares                  Amount              Deficit)            Equity
                                      ---------              ----------          ------------       -------------
Balance, July 1, 1994                 1,658,547              $4,860,027          $    10,328        $ 6,357,253

Exercise of Series A
warrants, net                             2,540                 (42,049)                   -            (42,049)

Repurchase and cancellation
of common stock                         (75,000)               (318,750)                   -           (318,750)

Issuance of Series B
preferred stock for debt                      -                       -                    -          1,150,000

Resemption of Series A
preferred stock                               -                       -                    -            (12,500)

Dividends paid on Series A
preferred stock                               -                       -              (47,439)           (47,439)

Issuance of common stock
for acquisition of EMA                  533,333               1,600,000                    -          1,600,000

Net loss                                      -                       -             (735,049)          (735,049)
                                      ---------              -----------         -----------        -----------
Balance, June 30, 1995                2,119,420               6,099,228             (772,160)         7,951,466

Dividends paid on Series A
preferred stock                               -                       -              (67,003)           (67,003)

Issuance of common stock
in settlement of debt                   246,154                 400,000                    -            400,000

Conversion of debentures
to common stock                         443,187                 731,250                    -            731,250

Net loss                                      -                       -           (7,831,784)        (7,831,784)
                                      ---------              ----------          -----------        -----------
Balance, June 30, 1996                2,808,761              $7,230,478          $(8,670,947)       $ 1,183,929
                                      =========              ==========          ===========        ===========

              OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED JUNE 30,


                                                                             1996                     1995
                                                                        --------------             ---------
Cash flows from operating activities:
 Net loss                                                               $   (7,831,784)             (735,049)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                                              3,780,448               320,343
  Deferred income taxes, net                                                    49,324               (68,097)
  Changes in assets and liabilities, net of
   effects from acquisition of business:
   Decrease (increase) in short-term investments                             1,018,308               (73,661)
   Decease (increase) in accounts receivable, net                              253,335              (670,845)
   Decrease in inventory                                                     1,525,224               261,350
   Decrease in prepaid expenses, security deposits
     and intangible assets                                                     271,598                41,461
   Increase (decrease) in accounts payable and accrued expenses              1,435,386             1,018,206
   Increase in due to related parties                                          233,512                39,000
   Increase (decrease) in income taxes                                          62,352               (97,687)
                                                                        --------------             ---------
        Net cash provided by (used in) operating activities                    797,703                35,021
                                                                        --------------             ---------

Cash flows from investing activities:
 Cash received from acquisition of business                                          -               103,703
 Capital expenditures                                                          (25,709)              (86,848)
                                                                        --------------             ---------
        Net cash provided by (used in) investing activities                    (25,709)               16,855
                                                                        --------------             ---------
Cash flows from financing activities:
 Net borrowings (payments) on bank line of credit and notes payable           (789,145)              387,042
 Payments under capital lease obligation                                       (49,992)              (41,645)
 Proceeds from exercise of stock warrents, net                                       -               (42,049)
 Repurchase of common stock                                                          -              (318,750)
 Redemption of 8% convertible subordinated debentures                                -               (12,500)
 Repurchase of Series A 3% preferred stock                                           -               (12,500)
 Dividends paid on Series A 3% preferred stock                                 (67,003)              (47,439)
                                                                        --------------             ---------
        Net cash provided by (used in) financing activities                   (906,140)              (87,841)
                                                                        --------------             ---------
        Net decrease in cash and cash equivalents                             (134,146)              (35,965)

Cash and cash equivalents, beginning of period                                 494,773               530,738
                                                                        --------------             ---------
Cash and cash equivalents, end of period                                $      360,627               494,773
                                                                        ==============             =========
Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for income taxes, net         $     (150,000)               13,066
                                                                        ==============             =========
   Cash paid during the period for interest                             $      540,898               426,217
                                                                        ==============             =========
Noncash investing and financing activities:
   Acquisition of business
      Fair value of assets acquired                                     $            -             2,566,631
                                                                        ==============             =========
      Liabilities assumed                                               $            -             2,733,911
                                                                        ==============             =========
      Cost in excess of net assets of business acquired,
       and convenant not to compete agreement, net                      $            -             2,167,280
                                                                        ==============             =========
      Issuance of common stock to acquire business                      $            -             1,600,000
                                                                        ==============             =========
      Conversion of accounts payable to Series B
       2% convertible preferred stock                                   $            -             1,150,000
                                                                        ==============             =========
      Issuance of common stock in settlement of debt                    $      400,000                     -
                                                                        ==============             =========





The accompanying notes are an integral part of these statements.

              Ocean Optique Distributors, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1996 and 1995


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     BASIS FOR CONSOLIDATION

                The consolidated financial statements include the accounts of Ocean Optique Distributors, Inc., and it's wholly owned subsidiaries, Classic Optical, Inc. ("Classic") and EMA. The results of operations of EMA for the fiscal year 1995 are included in the statement of operations for the period from June 21, 1995 (the date of acquisition) through June 30, 1995. All significant intercompany transactions and balances have been eliminated.

        (b)     CASH AND CASH EQUIVALENTS

                Cash and cash equivalents include cash on deposit at banks, money market funds, short-term highly liquid investments with original maturities of three months or less and foreign currency.

        (c)     FOREIGN CURRENCY TRANSACTION

                The Company purchases inventory from certain foreign vendors in foreign currency. Foreign currency totaling $968,910 at June 30, 1996 and $1,328,101 at June 30, 1995 is carried at current market exchange rates. Gains or losses from changes in exchange rates are recognized in the consolidated statement of operations in the period of occurrence.

        (d)     INCOME TAXES

                Deferred taxes have been provided on temporary differences in reporting certain transactions for financial accounting and tax purposes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

        (e)     USE OF ESTIMATES

                In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

        (f)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                The financial statements include various estimated fair value information at June 30, 1995 and 1996, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Companys financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

                The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                Cash, Cash Equivalents and Short-Term Investments: The carrying amount approximates fair value because of the short maturity of those instruments.

                Receivables and Payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

                Line of Credit and Notes Payable: The carrying amounts of debt, lines of credit and notes payable approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

                All of the Companys financial instruments are held for purposes other than trading.

        (g)     INVENTORY

                Inventory consists of finished goods and is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

        (h)     PROPERTY AND EQUIPMENT

                Property and equipment are stated at cost. Depreciation is calculated over the estimated useful lives (ranging from five to seven years) of the assets using the straight line method. Property and equipment acquired through acquisitions are stated at fair market value as of the date acquired.

        (i)     INTANGIBLE ASSETS

                Intangible assets are comprised of goodwill and the cost of covenant not to compete agreements. Goodwill results from corporate acquisitions accounted for using the purchase method of accounting and includes the excess of cost over the fair market value of the net assets of the acquired businesses. As of June 30, 1995, all goodwill is being amortized over periods of twenty-five years on a straight line basis. The Company had goodwill associated with the acquisition of Classic in October 1992 of $1,467,038, net of accumulated amortization of $191,833 as of June 30, 1995. At June 30, 1995, the Company had goodwill associated with the acquisition of EMA in June 1995 of $1,817,280, with no accumulated amortization expense. The cost of the Companys covenant not to compete agreements of $350,000 each, related to the acquisitions of Classic and EMA, are being amortized on a straight-line basis over their terms of three years and five years, respectively. At June 30, 1995, accumulated amortization related to the Classic covenant not to compete agreement was $311,111. There was no accumulated amortization related to the EMA covenant not to compete agreement at June 30, 1995. On an ongoing basis, management reviews the valuation and amortization of intangible assets. As part of this review, the Company considers both the current and future undiscounted cash flows generated by the related subsidiaries acquired to determine whether impairment has occurred.

                In 1996 the Company wrote-down all its goodwill and covenants related to the acquisition of Classic and EMA to zero and included the amount written down in SG&A expenses. Managements decision to write-down the goodwill and the covenants was based on undiscounted cash flow projections over the next 2 years which do not support the carrying amount of the goodwill and covenants. Consideration was also given to the Companys increasing operating losses of the past three years and the possibility of not renewing a licensing agreement with a licensor of a major eyeglass brand.

                The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangible assets, such as goodwill. The Statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the implementation of SFAS 121 to have a material effect on the Company's financial position or results of operations, in light of the previously discussed write-down of goodwill and covenants.

        (j)     REVENUE RECOGNITION

                Revenue is recognized when earned as goods are shipped to customers.

        (k)     ADVERTISING

                The costs of advertising, promotion and marketing programs are charged to operations in the year incurred.

        (l)     NET (LOSS) INCOME PER SHARE OF COMMON STOCK

                Net (loss) income per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Common stock issued and placed in escrow (the "Escrow Shares") as described in Note 11, are not treated as common stock equivalents for purposes of computing net (loss) income per share of common stock until the conditions for release are met. At June 30, 1996, 125,000 shares have been released from escrow, and are included in the calculation of the weighted average number of commons shares outstanding. Common stock equivalents are excluded from the net (loss) per share of common stock computation due to their anti-dilutive effect in fiscal 1996 and 1995.

        (m)     RECLASSIFICATIONS

                Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

        (n)     STOCK OPTIONS

                Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees", and related interpretations. In November 1995, the Financial Accounting Standards Board issued Statement 123, Accounting for Stock-Based Compensation, which will require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company plans to continue to apply APB 25 and the only effect of adopting Statement 123 in 1997 will be the new disclosure requirements.

NOTE 3 - ACQUISITIONS

        On June 21, 1995, the Company acquired 100% of the capital stock of EMA. The purchase price consisted of the following:


                        Cash                                    $    400,000
                        Market value of common stock issued        1,600,000
                        Expenses incurred                             11,902
                                                                ------------
                        Total                                   $  2,011,902
                                                                ============

        The acquisition was accounted for using the purchase method. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed, at the date of acquisition as follows:

                   Current assets                            $   2,494,540
                   Other assets                                     83,993
                   Current liabilities                          (2,733,911)
                   Covenant not to compete agreement               350,000
                   Cost in excess of net assets acquired         1,817,280
                                                             -------------
                   Total                                     $   2,011,902
                                                             =============

        The covenant not to compete agreement is being amortized on a straight line basis over it's five year term. The cost in excess of net assets acquired is being amortized over twenty-five years on a straight line basis. In 1996 the goodwill and covenant not to compete were written-down to zero (see note 2(i).

        EMA's results of operations have been included in the Company's consolidated results of operations since the date of acquisition.

        The following summarized, unaudited pro forma results of operations for the fiscal year ended June 30, 1995, assuming the acquisition occurred as of the beginning of the period:


                                                                    1995
                                                                ------------
                Net Sales                                       $ 12,960,815
                Net (loss) income                               $ (1,338,430)
                Net (loss) income per share of common stock     $      (0.81)


NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at June 30, 1996 and 1995:

                                                    1996            1995
                                                -----------     -----------
                Furniture and fixtures          $   409,404     $   245,785
                Machinery and equipment             382,589         339,591
                Leasehold improvements               27,845          22,244
                Automobiles                          63,306          80,936
                                                -----------     -----------
                                                    883,144         688,556
                Less:  Accumulated depreciation     642,841         359,854
                                                -----------     -----------
                Property and equipment, net     $   240,303     $   328,702
                                                ===========     ===========

        Included in machinery and equipment are various assets held under capital leases with a net book value at June 30, 1996 and 1995 of approximately $58,059 and $106,000, respectively. Assets under capital lease obligation are amortized using a straight line method over the estimated useful lives, or term of the lease, which ever is shorter.

NOTE 5 - INCOME TAXES


        As of June 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3,012,698, which subject to limitations are available to offset taxable income and income taxes, if any, through the year 2011. The net change in the valuation allowance was $1,509,595 and $207,790 in the years ended June 30, 1996 and 1995, respectively. The net change during the year ended June 30, 1996 was due to the reversal of taxable temporary differences. The net increase in the valuation allowance is necessary because it is more likely than not that the related deferred tax assets will not be realized.

        Components of income tax (benefit) expense are as follows:

                                   1996                                            1995
                 -----------------------------------------       ------------------------------------------
                  Current         Deferred         Total           Current       Deferred          Total
                  -------         --------         -----           -------       --------          -----
Federal          $ (95,555)      $  42,459       $  53,096       $ (84,620)      $(65,381)       $ (150,001)
State                    -               -               -           7,277         (2,716)            4,561
                 ---------       ---------       ---------       ---------       --------        ----------
Total (benefit)  $ (95,555)      $  42,459       $  53,096       $ (77,343)      $(68,097)       $ (145,440)
   expense       ---------       ---------       ---------       ---------       --------        ----------

        The provision for Federal income taxes for the years ended June 30, 1996 and 1995 differs from that computed at the statutory federal corporate tax rate as follows:

                                                          1996                                  1995
                                            ------------------------------         ------------------------------
                                                Amount             Percent            Amount              Percent
                                            -------------          -------         -----------            -------
        Provision at statutory rate         $  (2,612,700)         (34.0)%         $  (301,946)           (34.3)%
          State income taxes,
          net of Federal benefit                        -              -                 7,277               .8
        Over accrual of prior year
          tax refund                                    -              -                50,519              5.7
        Expiration of replacement
          period for involuntary
          conversion of assets                          -              -                37,630              4.3
        Goodwill amortization                   1,308,076           17.0                28,480              3.3
        Inventories principally due
          to additional costs inventoried
          for tax purposes and reserve
          for slow moving inventories             583,896            7.6                     -                -
        Net operating loss                        623,755            8.1                     -                -
        Payroll accrual                            35,700             .5                     -                -
        Effect of graduated tax rates               5,645             .1                     -                -
        Other                                       2,532             .0                32,600              3.7
                                            -------------           ----           -----------            -----
                                            $     (53,096)          (0.7)%         $  (145.440)           (16.5)%
                                            =============           ====           ===========            =====




                                    F-12

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                      1996               1995
                                                                   ----------          ---------
             Deferred tax assets:
                Accounts receivable, principally due
                  to allowance for doubtful accounts
                   and sales returns                               $   65,141          $  73,850
                Inventories, principally due to additional
                  costs inventoried for tax purposes pursuant
                  to the Tax Reform Act of 1986 and reserve
                  for slow-moving inventories                         963,417            145,658

                Net operating loss carry forwards                   1,029,020            338,670
                Other                                                  58,908             45,278
                                                                   ----------          ---------
                Total gross deferred tax assets                     2,116,486            603,456
                  Less:  Valuation allowance                       (2,023,386)          (513,789)
                                                                   ----------          ---------
                Net deferred tax assets                                93,100             89,667

             Deferred tax liabilities:
                Property and equipment, principally due to
                  differences in depreciation and the deferral
                  of gain recognized from insurance proceeds
                  on damage to property and equipment              $  (93,100)         $ (47,209)
                                                                   ----------          ---------
                Total gross deferred tax liabilities                  (93,100)           (47,209)
                                                                   ----------          ---------
                Net deferred tax assets (liabilities)              $        -          $ (42,458)
                                                                   ==========          =========


NOTE 6 - LINES OF CREDIT AND NOTES PAYABLE

        On September 27, 1995, the Company renewed its credit facility for a period of one year. The line of credit allows the Company to borrow up to $3,500,000, and is collateralized by a pledge of all of the Company's assets. Borrowings under this agreement are limited to the sum of 75% of accounts receivable, and 50% of inventory on hand, not to exceed $2,000,000. Interest on the line of credit is 3/4% above the bank's prime lending rate, which was 8.25% at June 30, 1996. The undrawn balance of the credit facility at June 30, 1996 was $924,000.

        At June 30, 1995, the Company had a $150,000 line of credit collateralized by all of the assets of EMA. This line of credit was repaid in 1996.

        Notes payable as of June 30, 1996 and 1995 are comprised of the following:

                                                                            1996              1995
                                                                        -----------       ------------
                Note payable to bank bearing interest at 3%
                over the certificate of deposit rate, due on demand,
                collateralized by certificate of deposit of $65,000.    $    65,000       $     65,000

                Note payable to bank bearing interest at 8.5%,
                payable in monthly installments of $225
                including interest, maturing in July 1997.                    2,736              5,092

                Note payable to bank bearing interest at 11.1%,
                payable in monthly installments of $483
                including interest, maturing in August 1999.                 15,030             18,500

                Note payable due to vendor (related party),
                non interest bearing, payable monthly in equal
                installments of $39,804, maturing in February
                1998, net of unamortized discount of $145,060.              836,654          1,128,674
                                                                       ------------       ------------
                                                                            919,420          1,217,266
                Less:  Current portion                                     (474,741)          (463,250)
                                                                       ------------       ------------
                Long-term portion                                      $    444,679       $    754,016
                                                                       ============       ============

The aggregate maturities of notes payable at June 30, 1996 are summarized as follows:

                               1997                      474,741
                               1998                      444,679
                                                    ------------
                                                    $    919,420
                                                    ============

NOTE 7 - CAPITAL LEASE OBLIGATIONS

        The Company leases office equipment under various capital leases. The net present value of the minimum lease payments as of June 30, 1996 amounted to $29,507, and will be repaid by June 30, 1997.

NOTE 8 - CONCENTRATION OF CREDIT RISK

        Sales to one customer amounted to 13% and 11% of the Company's net sales for the years ended June 30, 1996 and 1995, respectively. Sales to another customer amounted to 15% and 13% for the years ended June 30, 1996 and 1995, respectively. No other customers accounted for more than 10% of total net sales for the fiscal years 1996 and 1995. The majority of the Company's sales are in the United States, although they have licensing rights to sell in Canada, Central and South America, and the Caribbean.

NOTE 9 - RELATED PARTY TRANSACTIONS

        During the years ended June 30, 1996 and 1995, the Company purchased approximately $3,318,000 or 35%, and $3,687,000 or 63%, respectively, of eyeglass frames from a party affiliated through the ownership of common stock. Due to related parties at June 30, 1996 and 1995 includes approximately $450,000 and $520,000, respectively, of amounts due to this affiliated party for these purchases.

        Due to related parties at June 30, 1995 includes $400,000 due to the selling principals of EMA in connection with the Company's acquisition of EMA. This balance was paid by the Company in July 1995.

        In 1996 the Company issued 246,154 shares of common stock to a vendor in settlement of $400,000 of accounts payable. No gain or loss was recognized on this transaction.

        At June 30, 1996 the client has accrued $130,000 for amounts due to the former Chief Executive Officer of the Company under a compensation settlement agreement.

NOTE 10 - PROFIT-SHARING PLAN

        The Company adopted a qualified profit-sharing plan effective July 1, 1989, covering all employees who have attained twenty-one years of age and have completed one year of employment. The plan permits the Company to contribute, at its election, up to 15% of the annual compensation of all participants. During the years ended June 30, 1996 and 1995, the Company elected not to contribute to the profit-sharing plan. Participant vesting in Company contributions is as follows:

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

NOTE 11 - CAPITAL TRANSACTIONS

        On March 14, 1994 the Company completed a private placement consisting of Series A Cumulative Convertible 3% Preferred Stock (the "Preferred Stock") and units each consisting of $12,500 Principal Amount 8% Five Year Convertible Subordinated Debentures (the "Debentures"). As a result of the private placement, the Company raised, net of fees, $2,821,000. Each share of Preferred Stock is convertible into one share of the Company's common stock. The Debentures are convertible into the Company's common stock at $3.50 per share or 285.71 shares per $1,000 principal amount of the Debentures. In the event of any liquidation, the holders of shares of the preferred stock, are entitled to receive out of assets of the Company available for distribution to stockholders before any distribution of assets is made to holders of common stock, liquidating distribution in the amount of $2.50 per share plus accumulated and unpaid dividends.

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

        With respect to the Ocean shares, 500,000 of said Ocean Shares were placed in escrow (the "Escrow Shares"). The Escrow Shares were issued in the name of the Selling Shareholders of EMA, who possess all voting, dividend and liquidation rights, preferences and privileges for all of the 500,000 shares at June 30, 1995. The Escrow Shares are to be released on each of the four subsequent anniversary dates of the closing in accordance with a specified formula, providing for a minimum of 250,000 shares and a maximum of 600,000 shares, depending on the average market price of the stock, as defined. Concurrent with the sale of EMA, the Selling Shareholders separately entered into employment agreements with EMA providing for a minimum four year term and bonuses based upon the operational results of EMA. With regard to the Escrow Shares, in the event that either Selling Shareholders employment is terminated by the Company with cause, or is terminated by said Selling Shareholder voluntarily, the Escrow Shares will be released in accordance with the anniversary dates and terms described above. In the event either Selling Shareholders employment is terminated by the Company without cause, any and all Escrow Shares maintained in escrow shall be released and delivered to said Selling Shareholder. On June 21, 1996, the first anniversary of the closing as stated above, 125,000 shares have been released from escrow. The Company has agreed to file a registration statement covering the Escrow Shares, and has agreed to repurchase certain Escrow Shares from the holders thereof at a price of $3.00 per share (the approximate market price per share of the Ocean Shares at the date of the EMA acquisition) in the event the registration statement is not declared effective by the Securities and Exchange Commission within one year after the closing of the acquisition. The registration of these shares became effective subsequent to the one year time frame, however, the holders have waived their right to have the Company repurchase the shares.

        D'Arrigo Moda Italia ("D'Arrigo"), a major supplier of EMA, agreed to exchange $1,150,000 of EMA's accounts payable balance for $1,150,000 in Series B Convertible 2% Preferred Stock. Each share of Preferred Stock is convertible into one share of the Companys common stock. In the event of any liquidation, the holders of shares of the Preferred Stock are entitled to receive out of assets of the Company available for distribution to stockholders before any distribution of assets is made to holders of common stock, liquidating distribution in the amount of $5.00 per share. In addition, the remaining accounts payable balance at June 30, 1995 of $1,523,734 was converted into a non-interest bearing note payable due to D'Arrigo of $1,128,674, payable in 32 equal monthly payments, and $250,000 in cash. On July 2, 1996, DArrigo forgave the Company 6 monthly payments amounting to $239,729, resulting in a gain of approximately $100,000. In return, the Company gave DArrigo a 20% discount on the strike price of $3.00 on 70% of the Preferred Stock.

NOTE 12 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include approximately $804,000 and $719,000 of commissions expense, $1,677,000 and $1,282,000 of salaries expense, and $432,000 and $488,000 of advertising expense during the years ended June 30, 1996 and 1995, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

        The Company currently leases their main office and warehouse space, on a five year term, at a monthly rent of $7,570. In addition, the Company leases a small warehouse storage facility, at a monthly rent of $812. This six month lease is renewable, and expires in November 1996. EMA currently leases it's main offices and warehouse space under a renewable lease which expires in December 1996.

        The following is a schedule of future minimum lease payments as of June 30, 1996, for operating leases having initial noncancelable lease terms in excess of one year:

                        Year ending June 30,
                        --------------------
                                1997                  101,178
                                1998                   52,990
                                                   ----------
                        Total minimum payments     $  154,168
                                                   ==========

        Rent expense charged to operations was approximately $123,000 and $101,000 for the years ended June 30, 1996 and 1995, respectively.

        The Company has acquired the exclusive rights to use certain trade names and trademarks, for use in the manufacture and sale of certain optical products. The agreements require the Company to maintain specified levels of product liability insurance, and to pay royalties of 3 to 7.5 percent on the sales of the specified license products with guaranteed minimum royalties aggregating as follows:

                        Year ending June 30,
                        --------------------
                                1997                   $ 333,350
                                1998                      78,500
                                1999                      86,000
                                2000                      95,000

        On September 29, 1993, the Company and Revlon, Inc. amended the license agreement between the parties made as of July 6, 1992, to extend the territory of the Company's exclusive license to encompass the world.
        The Company intends to sublicense these rights in certain countries to distributors of eyeglass frames. In consideration for the expansion of the license, the Company agreed to pay Revlon a non-refundable fee of Five Hundred Thousand Dollars (U.S. $500,000), payable in full by the end of the 1995 calendar year as follows: $100,000 was paid during fiscal 1994, and the balance of Four Hundred Thousand Dollars ($400,000) to be paid in incremental amounts equal to the signing fees received by the Company from foreign sublicenses. The Company's extension of its license dated July 6, 1992 to extend the territory to encompass the world expired on December 31, 1995, with no renewal. In addition, there were no receipts, expenditures, or outstanding liabilities relating to the Revlon worldwide license during the fiscal year ended June 30, 1995 or June 30, 1996. The Company does however, maintain its exclusive right to sell Revlon eyeglass frames in the United States and Canada.

         During the quarter ended December 31, 1995, the Company's license agreement with Revlon for the United States and Canada, was renewed for a one-year term ending December 31, 1996. The license agreement may be renewed for an additional three-year term if certain criteria are met. No assurance can be given that such criteria will be met, and that therefore such renewals can be negotiated. However, management believes that there would be no material adverse effect on the Company's long-term future business should the contract be deemed not to have been renewed.

        In April 1994, the Company entered into three-year agreements with its executive officers at base annual salaries ranging from $46,000 each for its two Vice Presidents to $175,000 for its Chief Executive Officer. During fiscal year ended June 30, 1996 the employment term of the Companys Chief Executive Officer was terminated and a settlement of $130,000 was negotiated and fully accrued for at fiscal year June 30, 1996. The executive officers may participate in such profit-sharing, pension or other incentive compensation plans as may be provided by the Company to its executives.

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

NOTE 14 - STOCK OPTION PLAN

        In July 1991, the board of directors and stockholders of the Company adopted a Stock Option Plan (the "1991 Plan"), pursuant to which 54,000 (adjusted for stock dividend) shares of common stock of the Company were reserved for issuance. In November 1992, the Board adopted a new plan (the "1992 Plan"; the 1991 Plan and the 1992 Plan are jointly known as the "Plan"), which was approved by the stockholders in February 1993, and which provided the issuance of 240,000 (adjusted for stock dividend) shares. The number of shares issuable under the 1992 Plan was increased to 750,000 at the Company's Annual Shareholders' Meeting held in December 1993, and to 1,000,000 shares at the annual meeting held November 30, 1994. Both Plans are intended to promote the growth and profitability of the Company, to provide employees of the Company who are largely responsible for the management, growth and protection of its business with an incentive to continue to make substantial contributions to the success of the Company, and to provide those key employees with an equity interest in the Company.

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

The following table is a summary of Stock Options:

                                                   Number         Exercise Price
                                                 of Options         Per Option
                                                 ----------      ----------------
        Outstanding at July 1, 1994                414,000       $3.1250

          Non-Statutory Stock Options
             Granted during fiscal year ended
               June 30, 1995                       330,000       $2.0000 - 3.6250
             Expired or canceled during
               fiscal year ended June 30, 1995      (2,361)      $3.1250 - 3.6250
                                                   -------
        Outstanding at June 30, 1995               741,639       $2.0000 - 3.6250
                                                   -------
          Non-Statutory Stock Options
             Expired or canceled during
               fiscal year ended June 30, 1995     (18,000)      $2.0000 - 3.6250
                                                   -------
        Outstanding at June 30, 1996               723,639       $2.0000 - 3.6250
                                                   =======
        Exercisable at June 30, 1996               723,639       $2.0000 - 3.6250
                                                   =======

NOTE 15 - FOURTH QUARTER ADJUSTMENTS

        The Company recorded fourth quarter adjustments in fiscal year 1995 of approximately $125,000 to increase the provision for slow-moving inventory, approximately $55,000 to increase the provision for doubtful accounts receivable, approximately $219,000 to expense certain prepaid assets, and an income tax benefit of approximately $145,000 to adjust income tax accounts based upon the Companys results of operations.

        During the fourth quarter ended June 30, 1996, the Company recorded additional reserves for the following: slow-moving inventory of $400,000, allowance for doubtful accounts of $20,000, and defective inventory of $400,000. In addition, the Company wroteoff $3,805,782 in goodwill and covenant not to compete (see Note 2(i)), and accrued an additional $80,000 for the settlement made with the terminated Chief Executive Officer of the Company.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                               INDEX TO EXHIBITS*



                                                              Sequentially
                                                                Numbered
      Exhibit No.                                                 Page
      -----------                                               --------
         23.1         Consent of Grant Thornton LLP
         27.1         Financial Data Schedule (for SEC use only)














-----------------------------
* All other exhibits listed in Item 13 of the Form 10-KSB are incorporated by reference to documents previously filed as indicated therein.