Form 10QSB
period 1996-09-30
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1996-11-15
CIK 876235

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to ________________

Commission File No.    0-19670

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

  (Exact Name of Small Business Issuer as Specified in Its Charter)

          FLORIDA                                          65-0052592
-------------------------------                      ---------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer I.D. No.)
Incorporation or Organization)

     14250 S.W. 119 Ave.
        Miami, Florida                                     33186
 ------------------------                            -------------------
 (Address of Principal Executive Offices)            (Zip Code)

Issuer's telephone number, including area code: 305-255-3272

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Y E S   X     N O__

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 1, 1996 there were outstanding 2,902,094 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format: YES__ NO X

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10 - QSB

PART I                   FINANCIAL INFORMATION                 PAGE
------                   ---------------------                 ----

Item 1.           Financial Statements.

Condensed Consolidated Balance Sheets as of
September 30, 1996 and June 30, 1996 (Unaudited).                 3

Condensed Consolidated Statements of Income
Three Months Ended September 30, 1996 and 1995
(Unaudited).                                                      4

Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 1996 and 1995
(Unaudited).                                                      5

Notes to the Condensed Consolidated
Financial Statements (Unaudited).                                 6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.                    8


PART II                     OTHER INFORMATION
-------                     -----------------

Item 2. Changes in Securities                                     10

Item 6. Exhibits and Reports on Form 8-K                          10

Signatures.                                                       11

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1996 AND JUNE 30, 1996

                             ASSETS
                                                  SEPTEMBER 30,       JUNE 30,
                                                      1996              1996
                                                  -------------       ---------
                                                  (UNAUDITED)

Current assets
  Cash & cash equivalents                          $    343,327         360,627
  Certificate of deposit - restricted                    65,000          65,000
  Accounts receivable (net of allowance for
    doubtful accounts of $182,090 and $173,109
    respectively)                                     2,310,068       2,317,691
  Inventory                                           4,849,684       5,848,481
  Prepaid expenses & other current assets               750,018         135,732
  Deferred income taxes                                  93,100          93,100
  Income tax receivable                                  83,809         194,888
                                                   ------------       ---------
    Total current assets                              8,495,006       9,015,519

Property and equipment, net                             231,937         240,303
Security deposits                                        14,728          14,728
Debt issue cost, net                                    137,634         145,310
                                                   ------------       ---------

    Total assets                                   $  8,879,305       9,415,860
                                                   ============       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank line of credit                                 2,644,500       2,682,500
  Accounts payable                                    1,636,058       2,007,699
  Due to related parties                              1,043,844       1,153,512
  Accrued expenses                                      516,710         502,443
  Notes payable to related party, current portion       391,975         391,975
  Notes payable, current portion                         81,099          82,766
  Capital lease obligations current portion              17,507          29,507
                                                   ------------       ---------
   Total current liabilities                          6,331,693       6,850,402

8% Convertible subordinated debentures                  843,750         843,750
Notes payable to related party, long-term portion       324,813         444,679
Deferred income taxes                                    93,100          93,100
                                                   ------------       ---------
   Total liabilities                                  7,593,356       8,231,931

Commitments and contingencies                            -                 -

Stockholders' equity:
  Series A cumulative convertible 3% preferred stock
    (liquidation value-$1,575,000)                    1,474,398       1,474,398
  Series B 2% convertible preferred stock
    (liquidation value-$1,150,000)                    1,150,000       1,150,000
  Common Stock, no par value; 10,000,000 shares
    authorized 2,808,761 issued and outstanding
    at September 30, 1996 and June 30, 1996           7,230,478       7,230,478
  Retained earnings (accumulated deficit)            (8,568,927)     (8,670,947)
                                                   ------------       ---------
    Total stockholders' equity                        1,285,949       1,183,929

    Total liabilities and stockholders' equity     $  8,879,305       9,415,860
                                                   ============       =========


The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                       1996             1995
                                                   ------------       ---------

Net sales                                          $  3,874,018       3,858,939

Cost of goods sold                                    2,476,532       2,339,903
                                                   ------------       ---------

   Gross profit                                       1,397,486       1,519,036

Selling, general and administrative expenses          1,211,167       1,473,005
                                                   ------------       ---------
                                                        186,319          46,031

Interest expense, net                                   (72,599)        (94,018)
                                                   ------------       ---------

   Income (loss) before income taxes                    113,720         (47,987)

Income tax benefit (expense)                              -              15,000
                                                   ------------       ---------

   Net income (loss)                               $    113,720         (32,987)

Dividends paid on convertible preferred stock            11,700          11,813
                                                   ------------       ---------

   Net income (loss) applicable to common
     stockholders                                  $    102,020         (44,800)
                                                   ============       =========

Net income (loss) per share of common stock        $       0.03           (0.03)
                                                   ============       =========

Weighted average number of common shares
  outstanding                                         3,273,530       1,869,420
                                                   ============       =========


The accompanying notes are an integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                       1996             1995
                                                   ------------       ---------
Cash flows from operating activities:              $    102,020         (44,800)
  Net income (loss)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                          26,566         116,092
  Deferred income taxes, net                               -            (15,000)
  Changes in assets and liabilities, net of
   effects from acquisition of business:
  Decrease in short-term investments                       -             79,459
  Decrease (increase) in accounts receivable, net         7,623        (472,957)
  Decrease (increase) in inventory                      998,797         (88,245)
  Increase in prepaid expenses, security
    deposits and other current assets                  (614,286)        (75,858)
  Decrease in accounts payable and accrued expenses    (357,374)       (196,665)
  Increase (decrease) in due to related parties        (109,668)        185,197
  Increase in income taxes                              111,079         102,220
                                                   ------------       ---------

    Net cash provided by (used in) operating
         activities                                     164,757        (410,577)
                                                   ------------       ---------

Cash flows from investing activities:
  Goodwill adjustments                                    -              (2,889)
  Capital expenditures                                  (10,524)        (56,137)

    Net cash provided by (used in) investing
         activities                                     (10,524)        (59,026)

Cash flows from financing activities:
   Net borrowings (payments) on bank line of credit and
     notes payable                                     (159,533)        167,712
   Payments under capital lease obligation              (12,000)         (8,805)
   Proceeds from borrowings from foreign currency
     dealer                                               -             279,548
                                                   ------------       ---------

    Net cash provided by (used in) financing
     activities                                        (171,533)        438,455
                                                   ------------       ---------

   Net decrease in cash and cash equivalents            (17,300)        (31,128)

Cash and cash equivalents, beginning of period          360,627       1,748,781
                                                   ------------       ---------

Cash and cash equivalents, end of period           $    343,327       1,717,653
                                                   ============       =========

Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for income
  taxes, net                                       $   (111,079)        (98,000)
                                                   ============       =========

  Cash paid during the period for interest         $     79,553          91,031
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

         The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, for the fiscal year ended June 30, 1996.

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

(3)      BANK LINE OF CREDIT

         On June 29, 1994, and as subsequently amended in September 1995 and September 1996, the Company refinanced its credit facility. The new line of credit, which expires in November 1996 and is expected to be renewed thru March 31, 1997, allows the Company to borrow up to $2,750,000, is secured by a pledge of all the Company's assets. Borrowings under this agreement are limited to the sum of 75 percent of accounts receivable, and 50 percent of inventory on hand, not to exceed $2,000,000 of inventory. Interest on the line of credit is 2% above the bank's prime lending rate.

(4)      CALCULATION OF EARNINGS PER SHARE

         The Company calculates its earnings per share without including the 375,000 shares held in escrow as of September 30, 1996 pursuant to the terms of the EMA acquisition agreement. As of that date, 125,000 shares have been released from the escrow and are included in the calculation.

         The EMA acquisition agreement provides for the escrow of 500,000 of the 533,333 total shares of the Company's Common Stock issued in exchange for the EMA shares, with a portion of such escrowed shares to be released to the former EMA shareholders, Robert D. Winn and Mary S. Winn, on each of the first, second, third, and fourth anniversaries of the acquisition date. The acquisition agreement provides that the number of shares to be released on any such date will be determined by dividing 375,000 by the then - current market value of the Company's Common Stock, provided that the number of shares to be released on any anniversary date will not be less than 62,500 shares nor more than 150,000 shares. In the event that the number of shares of the Company's Common Stock to be released from escrow on an anniversary date is greater than the number of shares then held in escrow, the acquisition agreement provides that the Company will issue additional shares in the amount of any such shortfall, and such shares will be deemed to be issued as part of the original purchase price set forth in the acquisition agreement. Any shares of Common Stock remaining in escrow subsequent to the fourth anniversary of the acquisition date will be released to and canceled by the Company. The acquisition agreement further provides that the Winns, as beneficial owners of the escrowed shares, are entitled to all voting, dividend and liquidation rights, preferences and privileges applicable to all of the escrowed shares, but will be unable to transfer such shares until released from escrow.

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

OVERVIEW

         During the quarter ended September 30, 1996, the Company continued its assimilation of the business lines acquired in its June 1995 acquisition of European Manufacturers Agency, Inc. ("EMA"). The Company intends to continue to expand its customer base and product lines through the sales of private label products to retailers. The Company is also continuing the process of reviewing its SG&A expenses in an effort to control such expenses. Management continues to examine closely the excessive and slow moving inventory and to increase the reserves when necessary so that the Company may sell it off and increase its cash position.

         During the quarter ended December 31, 1995, the Company's license agreement with Revlon was renewed for a one-year term ending December 31, 1996. The license agreement may be renewed for an additional three-year term if certain criteria are met. No assurance can be given that such criteria will be met and that therefore such renewals can be negotiated. However, the Company believes that there would be no material adverse effect on the Company's long-term future business should the agreement be terminated.

RESULTS OF OPERATIONS - For the three months ended September 30, 1996 and 1995.

         The Company's net sales volume has remained relatively consistent at $3,874,018 for the three months ended September 30, 1996 compared to net sales of $3,858,939 for the same period last year, a slight increase of $15,079.

         The Company's gross profit for the three months ended September 30, 1996 decreased by $121,550, or 8.0%, when compared to the same period in 1995, mainly due to some sales at special prices to a few major customers. These special programs may or may not continue in the future. The Company's gross profit margin decreased, from 39.4% for the three months ended September 30, 1995 to 36.1% for the three month period ended September 30, 1996.

         SG&A expenses for the three months ended September 30, 1996 decreased by $261,838 (17.8%) over the same period last year. This decrease is mainly due to the efforts of the Company's management team to lower expenses and monitor overhead costs closely. Specifically, payroll has decreased $63,627 (15.6%), travel has decreased $24,042 (32.4%) and depreciation and amortization has decreased $90,976 (77.4%) mainly due to the writeoff of goodwill and covenant not to compete. SG&A as a percentage of net sales decreased to 31.3% from 38.2% for the three months ended September 30, 1996 and 1995, respectively.

         For the three months ended September 30, 1996, the Company had a net profit of $113,720 compared to a net loss of $32,987 for the same period last year. This increase in profits is mainly due to the decrease in SG&A costs as the Company continues to closely monitor expenses in an effort to improve profits.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company's working capital was $2,163,313, and its current ratio was 1.34:1, as compared to the working capital of $2,165,117 and a current ratio of 1.32:1 as of June 30, 1996.

         The change in net cash provided by operating activities was primarily due to the net profit from operations of $102,020, depreciation of $26,566, a decrease in inventory of $998,797, an increase in prepaid expenses and other current assets of $614,286 and a decrease in accounts payable and accrued expenses and due to related parties of $467,042. Societe Francaise de Lunetterie ("SFL") and D'Arrigo Moda Italia ("Arrigo"), the related parties, are both principal shareholders of the Company and are major European suppliers of product to the Company. During the quarter ended March 31, 1996, the Company agreed to exchange $400,000 of debt to SFL for 246,154 shares of the Company's Common Stock. During the quarter ended September 30, 1996, the Company, in consideration of 10,000 eyeglass frames tendered by SFL, granted to

SFL the option to purchase 110,000 Common Shares of the Company at a price of $1.30 per share. This option is exercisable for three years. Also during the September quarter D'Arrigo forgave the Company six monthly payments amounting to $239,729. In return, the Company agreed to reduce by 20% the conversion price of $3.00 on 70% of the shares of convertible preferred stock owned by D'Arrigo.

         During the Company's 1996 fiscal year, it maintained a $3,500,000 line of credit agreement with Republic National Bank ("RNB"). As of September 30, 1996, total available credit under this line was $855,500. Interest on the line of credit was 3/4% above the prime lending rate. In September 1996 the line of credit was renewed and allows the Company to borrow up to $2,750,000 with interest on the line of credit at 2% above the prime lending rate. RNB and the Company are working on an agreement that extends the line of credit to March 31, 1997.

         Management currently believes that cash from operations and from available credit sources, are sufficient for the Company to maintain its operations at current levels, including the operations acquired in the EMA acquisition.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" under Part I, Item 2 hereof, for information regarding certain options to acquire Common Stock granted by the Company and a modification to the terms of certain outstanding securities of the Company, both of which occurred during the three months ended September 30, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits.

         11.1     Statement re: computation of per share earnings.

         27.1     Financial Data Schedule.

(B)      Reports on Form 8-K.

         None.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 1996

                               S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Ocean Optique Distributors, Inc.


                                /s/ Neil B. Lande
                                -----------------------------------------
                                By:      Neil B. Lande
                                         Chief Executive Officer


                                November 13, 1996
                                -----------------------------------------
                                Date


                                /s/ Kenneth Gordon
                                -----------------------------------------
                                By:      Kenneth Gordon
                                         Principal Financial and
                                         Accounting Officer


                                November 13, 1996
                                ------------------------------------------
                                Date

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                INDEX TO EXHIBITS
                                -----------------
Exhibit                                                           Sequentially
NUMBER                                                            Numbered
                                                                  Page
                                                                  -------------
11.1    Calculations of earnings per share ...................... 13

27.1    Financial Data Schedule ................................. 14

                  11.1 Statement re: Computation of per share earnings

                                                      Three Months Ended

                                             09/30/96               09/30/95
                                            ---------              ---------

Common Stock                                2,393,476              1,619,420

Common Stock Equivalents
Dilutive Stock Options                        270,054                150,000

Common Stock Equivalents
Dilutive Stock Warrants                       610,000                100,000
                                            ---------              ---------

Weighted Average Shares and
Common Stock Equivalents                    3,273,530              1,869,420
                                            =========              =========

Earnings Per Common Share
Net Income                                       0.03                  (0.03)
                                            =========              =========