Form 10QSB
period 1996-12-31
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1997-02-19
CIK 876235

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSIONS

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.    0-19670

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                     65-0052592
  (State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
   Incorporation or Organization)


            14250 S.W. 119 Ave.
               Miami, Florida                               33186
   (Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number, including area code: 305-255-3272

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Y E S   [X]          N O  [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 14, 1997 there were outstanding 3,050,058 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format:  YES [ ]     NO  [X]

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10 - QSB



         PART I                             FINANCIAL INFORMATION          PAGE



         Item 1. Financial Statements.

         Condensed Consolidated Balance Sheets as of
         December 31, 1996 and June 30, 1996 (Unaudited).                      3

         Condensed Consolidated Statements of Income
         Six Months Ended December 31, 1996 and 1995
         (Unaudited).                                                          4

         Condensed Consolidated Statements of Income
         Three Months Ended December 31, 1996 and 1995
         (Unaudited).                                                          5

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended December 31, 1996 and 1995
         (Unaudited).                                                          6

         Notes to the Condensed Consolidated
         Financial Statements (Unaudited).                                     7

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                        8


         PART II                            OTHER INFORMATION

         Item 2.  Changes in Securities                                       11

         Item 6.  Exhibits and Reports on Form 8-K.                           11

         Signatures.                                                          12

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1996 AND JUNE 30, 1996

                                     ASSETS
                                                               DECEMBER 31,       June 30,
                                                                  1996              1996
                                                               ------------      ----------
                                                                (UNAUDITED)
Current assets
    Cash & cash equivalents                                    $   181,744          360,627
    Certificate of deposit - restricted                             65,000           65,000
    Accounts receivable (net of allowance for doubtful
         accounts of $157,859 and $173,109 respectively)         1,922,152        2,317,691
    Inventory                                                    4,736,861        5,848,481
    Prepaid expenses & other current assets                      1,236,710          135,732
    Deferred income taxes                                           93,100           93,100
    Income tax receivable                                           83,809          194,888
                                                               -----------       ----------
               Total current assets                              8,319,376        9,015,519

Property and equipment, net                                        199,373          240,303
Security deposits                                                   14,853           14,728
Debt issue cost, net                                               129,958          145,310
                                                               -----------       ----------

               Total assets                                    $ 8,663,560        9,415,860
                                                               ===========       ==========
           LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank line of credit                                          2,669,000        2,682,500
    Accounts payable                                             2,205,182        2,007,699
    Due to related parties                                       1,026,043        1,153,512
    Accrued expenses                                               473,766          502,443
    Notes payable to related party, current portion                391,975          391,975
    Notes payable, current portion                                  79,389           82,766
    Capital lease obligations, current portion                       6,170           29,507
                                                               -----------       ----------
               Total current liabilities                         6,851,525        6,850,402

8% Convertible subordinated debentures                             781,252          843,750
Notes payable to related party, long-term portion                  214,147          444,679
Deferred income taxes                                               93,100           93,100
                                                               -----------       ----------
               Total liabilities                                 7,940,024        8,231,931


Stockholders' equity:
     Series A cumulative convertible 3% preferred stock
         (liquidation value - $1,575,000)                        1,449,398        1,474,398
     Series B 2% convertible preferred stock
         (liquidation value - $1,150,000)                        1,150,000        1,150,000
     Common stock, no par value; 10,000,000 shares authorized,
         2,934,058 and 2,808,761 issued and outstanding at
         December 31, 1996 and June 30, 1996 respectively        7,467,976        7,230,478
     Retained earnings (accumulated deficit)                    (9,343,838)      (8,670,947)
                                                               -----------       ----------
               Total stockholders' equity                          723,536        1,183,929

               Total liabilities and stockholders' equity      $ 8,663,560        9,415,860
                                                               ===========       ==========

        The accompanying notes are an integral part of these statements.

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                            1996               1995
                                                                         -----------       -----------
Net sales                                                                $ 6,264,312         6,903,917

Cost of goods sold                                                         4,411,043         4,586,696
                                                                         -----------       -----------

               Gross profit                                                1,853,269         2,317,221

Selling, general and administrative expenses                               2,289,283         2,890,860
                                                                         -----------       -----------
                                                                            (436,014)         (573,639)

Interest expense, net                                                       (217,377)         (254,350)
                                                                         -----------       -----------

               Income (loss) before income taxes                            (653,391)         (827,989)

Income tax benefit (expense)                                                      --                --
                                                                         -----------       -----------

               Net income (loss)                                         $  (653,391)         (827,989)

Dividends paid on convertible preferred stock                                 19,500            23,819
                                                                         -----------       -----------

               Net income (loss) applicable to common stockholders       $  (672,891)         (851,808)
                                                                         ===========       ===========

Net income (loss) per share of common stock                              $     (0.19)            (0.39)
                                                                         ===========       ===========

Weighted average number of common shares outstanding                       3,548,994         2,119,420
                                                                         ===========       ===========




        The accompanying notes are an integral part of these statements.



                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                                          1996               1995
                                                                       -----------       -----------
Net sales                                                              $ 2,390,294         3,044,978

Cost of goods sold                                                       1,934,511         2,288,965
                                                                       -----------       -----------

               Gross profit                                                455,783           756,013

Selling, general and administrative expenses                             1,078,116         1,417,855
                                                                       -----------       -----------
                                                                          (622,333)         (661,842)

Interest expense, net                                                     (144,778)         (160,332)
                                                                       -----------       -----------

               Income (loss) before income taxes                          (767,111)         (822,174)

Income tax benefit (expense)                                                    --           (15,000)
                                                                       -----------       -----------

               Net income (loss)                                       $  (767,111)         (837,174)

Dividends paid on convertible preferred stock                                7,800            12,006
                                                                       -----------       -----------

               Net income (loss) applicable to common stockholders     $  (774,911)         (849,180)
                                                                       ===========       ===========

Net income (loss) per share of common stock                            $     (0.22)            (0.40)
                                                                       ===========       ===========

Weighted average number of common shares outstanding                     3,548,994         2,119,420
                                                                       ===========       ===========




        The accompanying notes are an integral part of these statements.



                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                                                    1996             1995
                                                                                 -----------      -----------
Cash flows from operating activities:
  Net loss                                                                       $  (672,891)        (851,808)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                                     56,282          224,795
    Changes in assets and liabilities, net of
      effects from acquisition of business:
      Decrease in short-term investments                                                --            348,470
      Decrease (increase) in accounts receivable, net                                395,539         (194,616)
      Decrease (increase) in inventory                                             1,111,620         (710,334)
      Increase in prepaid expenses, security
          deposits and intangible assets                                          (1,101,103)          (7,584)
      Increase (decrease) in accounts payable and accrued expenses                   168,806         (267,454)
      Increase (decrease) in due to related parties                                 (127,469)       1,170,030
      Increase in income taxes                                                       111,079          102,220
                                                                                 -----------      -----------

                Net cash provided by (used in) operating activities                  (58,137)        (186,281)
                                                                                 -----------      -----------

Cash flows from investing activities:
  Goodwill adjustments                                                                  --           (114,329)
  Capital expenditures                                                                  --            (21,300)
                                                                                 -----------      -----------

                Net cash provided by (used in) investing activities                        0         (135,629)
                                                                                 -----------      -----------

Cash flows from financing activities:
  Net borrowings (payments) on bank line of credit and notes payable                (247,409)         108,342
  Payments under capital lease obligation                                            (23,337)         (23,600)
  Sale of common stock                                                               150,000             --
  Proceeds from borrowings from foreign currency dealer                                 --            133,898
                                                                                 -----------      -----------

                Net cash provided by (used in) financing activities                 (120,746)         218,640
                                                                                 -----------      -----------

                Net decrease in cash and cash equivalents                           (178,883)        (103,270)

Cash and cash equivalents, beginning of period                                       360,627        1,748,781
                                                                                 -----------      -----------

Cash and cash equivalents, end of period                                         $   181,744        1,645,511
                                                                                 ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for income taxes, net                $  (111,079)         (98,000)
                                                                                 ===========      ===========

     Cash paid during the period for interest                                    $   232,808          207,121
                                                                                 ===========      ===========

        The accompanying notes are an integral part of these statements

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

         The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, as amended, for the fiscal year ended June 30, 1996.

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

(3)      BANK LINE OF CREDIT

         On June 29, 1994, and as subsequently amended in September 1995 and September 1996, the Company refinanced its credit facility. The new line of credit, which expires on March 31, 1997, allows the Company to borrow up to $2,750,000, is secured by a pledge of all the Company's assets. Borrowings under this agreement are limited to the sum of 75 percent of accounts receivable, and 50 percent of inventory on hand, not to exceed $2,000,000. Interest on the line of credit is 2% above the bank's prime lending rate.

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

OVERVIEW

         During the quarter ended December 31, 1996, the Company continued its assimilation of the business lines acquired in its June 1995 acquisition of European Manufacturers Agency, Inc. ("EMA"). As discussed more fully below, the EMA acquisition resulted in increased net sales for the Company, but also contributed to the Company's lower gross profit margin and higher selling, general and administrative ("SG&A") expenses for the quarter. With the acquisition of EMA, the Company intends to continue to expand its customer base and product lines through the sales of private label products to retailers. The Company is also in the process of reviewing its SG&A expenses in an effort to control such expenses.

         During the month of February 1997, the Company's license agreement with Revlon was terminated. Management currently believes that the overall gross margin of the Company will be enhanced with the termination of this contract, as the Company's other lines carry larger margins than did the Revlon product. As stated in earlier reports, the Company currently believes that there will be no material adverse effect on the Company's long-term future business resulting from the termination of this license agreement.

RESULTS OF OPERATIONS - For the six months ended December 31, 1996 and 1995.

         For the six months ended December 31, 1996, the Company had net sales of $6,264,312, a decrease of $639,605 (9.3%) over the same period in 1995. This decrease was due to the change over of sales representatives that had not been producing to new representatives and the time needed to train them.

         The Company's gross profit for the six months ended December 31, 1996 decreased by $463,952, or 10.1%, when compared to the same period in 1995, mainly due to the decrease in the sales volume in the current period. The Company's gross profit margin decreased, however, from 33.6% for the six months ended December 31, 1995, to 29.6% for the six month period ended December
31, 1996. This decrease can mainly be attributed to management's decision to be more price competitive in the market place by lowering the prices of some existing product, and lower markups of some new product. During the quarter the Company added $240,000 to its reserve for inventory markdowns to accommodate consignment - slow moving inventory at EMA. The gross profit margin at EMA is traditionally lower than the Company's gross profit margin, also contributing to a lower overall gross margin.

          SG&A expenses for the six months ended December 31, 1996 decreased by $601,577 (20.8%) over the same period last year, largely as a result of a decrease in payroll of $153,000, depreciation and amortization of $172,000, and to a lesser extent commissions of $27,000 and travel of $15,000. SG&A as a percentage of net sales decreased to 36.5% from 41.9% for the six months ended December 31, 1996 and 1995, respectively.

         For the six months ended December 31, 1996 the Company had a net loss of $653,391 compared to a net loss of $827,989 for the same period last year. This decrease in the net loss of $174,598 is mainly due to lower SG&A expenses as discussed above, and a decrease in net interest expense, of $36,973, in the six month period ended December 31, 1996 versus the same period in 1995. The decrease in net interest expense was due to lower bank balances and the conversion of a portion of the outstanding debentures to common stock. During the quarter the Company added $240,000 to its reserve for inventory markdowns to accommodate consignment - slow moving inventory at EMA.

         Beginning with the 1995 fiscal year, the Company has been selectively purchasing foreign currency in advance of anticipated inventory purchases in order to stabilize the Company's cost of goods sold. Management believes at the present time that its current foreign currency holdings are sufficient for the Company's anticipated inventory purchases for the next 12 months. The Company's advance purchases of foreign currencies, however, may limit the Company's ability to benefit from further favorable changes in exchange rates and may not offset the impact of possible future increases in the prices of inventories purchased. The following are the foreign currencies held at December 31, 1996 in U.S. dollar equivalent: German mark $100,169; Italian lira $641,449; Japanese yen $388,258; and French franc $189,353.


RESULTS OF OPERATIONS - For the three months ended December 31, 1996 and 1995.

         The Company's net sales has decreased to $2,390,294 for the three months ended December 31, 1996 compared to net sales of $3,044,978 for the same period last year, a decrease of $654,684. This decrease was primarily due to a change over of sales representatives and time needed to train them.

         The Company's gross profit for the three months ended December 31, 1996 decreased by $300,230, or 39.7%, when compared to the same period in 1995, mainly due to some sales at special prices to a few major customers. These special programs may or may not continue in the future. During the quarter the Company added $240,000 to its reserve for inventory markdowns to accommodate consignment - slow moving inventory at EMA. The Company's gross profit margin decreased, from

24.8% for the three months ended December 31, 1995 to 19.1% for the three-month period ended December 31, 1996.

         SG&A expenses for the three months ended December 31, 1996 decreased by $339,739 (24.0%) over the same period last year. This decrease is mainly due to the efforts of the Company's management team to lower expenses and to monitor overhead costs closely. SG&A as a percentage of net sales decreased to 45.1 % from 46.6% for the three months ended December 31, 1996 and 1995, respectively.

         For the three months ended December 31, 1996, the Company had a net loss of $767,111 compared to a net loss of $837,174 for the same period last year. This decrease in loss is mainly due to the decrease in SG&A costs as the Company continues to closely monitor expenses in an effort to improve profits. During the quarter the Company added $240,000 to its reserve for inventory markdowns to accommodate consignment - slow moving inventory at EMA.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company's working capital was $1,467,851 and its current ratio was 1.21:1, as compared to working capital of $2,165,117 and a current ratio of 1.32:1 as of June 30, 1996.

         The change in net cash provided by operating activities was primarily due to the net loss from operations of $672,891, depreciation of $56,282, a decrease in inventory of $1,111,620, an increase in prepaid expenses and other current assets of $1,101,103 and an increase in accounts payable and accrued expenses and due to related parties of $41,337. Societe Francaise de Lunetterie ("SFL") and D'Arrigo Moda Italia ("Arrigo"), the related parties, are both principal shareholders of the Company and are major European suppliers of product to the Company. During the quarter ended March 31, 1996, the Company agreed to exchange $400,000 of debt to SFL for 246,154 shares of the Company's Common Stock. During the quarter ended September 30, 1996, the Company, in consideration of 10,000 eyeglass frames tendered by SFL, granted to SFL an option to purchase 110,000 shares of the Company's Common Stock at a price of $1.30 per share. This option is exercisable for three years. Also during the September quarter D'Arrigo forgave the Company six monthly payments amounting to $239,729. In return, the Company agreed to reduce by 20% the conversion price of $3.00 on 70% of the shares of convertible preferred stock owned by D'Arrigo. The Company also during the quarter negotiated the settlement of certain accounts payable, resulting in a write-off of approximately $96,000 of the Company's outstanding accounts payable and the acquisition of 77,419 shares of the Company's Common Stock at $1-15/16 per share.

         During the Company's 1996 fiscal year, it maintained a $3,500,000 line of credit agreement with Republic National Bank ("RNB"). Interest on the line of credit was 3/4% above the prime lending rate. In September 1996 the line of credit was renewed and allows the Company to borrow up to $2,750,000 with interest on the line of credit at 2% above the prime lending rate. This line of credit was extended to March 31, 1997. As of December 31, 1996, total available credit under this line was $24,000.

         Management currently believes that cash from operations and from available credit sources, are sufficient for the Company to maintain its operations at current levels, including the operations acquired in the EMA acquisition.



                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" under Part I, Item 2 hereof, for information regarding certain options to acquire Common Stock granted by the Company, a modification to the terms of certain outstanding securities of the Company, and an acquisition of shares of Common Stock occurring during the six months ended December 31, 1996.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits.

         11.1     Statement re: computation of per share earnings.

         27.1     Financial Data Schedule.

(B)      Reports on Form 8-K.

         None.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB
                                DECEMBER 31, 1996




                               S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Ocean Optique Distributors, Inc.

                                      /s/ NEIL B. LANDE
                                      -------------------------------------
                                      By: Neil B. Lande
                                          Chief Executive Officer

                                      February 19, 1997
                                      -------------------------------------
                                      Date



                                      /s/ KENNETH GORDON
                                      -------------------------------------
                                      By: Kenneth Gordon
                                          Principal Financial and
                                          Accounting Officer

                                      February 19, 1997
                                      -------------------------------------
                                      Date

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                INDEX TO EXIBITS

EXHIBIT                                                            SEQUENTIALLY
NUMBER                                                             NUMBERED PAGE
-------                                                            -------------
11.1   Calculations of earnings per share...........................   14

27.1   Financial Data Schedule......................................   15