Form 10QSB
period 1997-03-31
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1997-05-15
CIK 876235

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSIONS

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ________________

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

                   Y E S   X          N O

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 8, 1997 there were outstanding 3,472,785 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format:  YES      NO  X

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10 - QSB

         PART I                     FINANCIAL INFORMATION                  Page

         Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of
         March 31, 1997 and June 30, 1996 (Unaudited).                       3

         Condensed Consolidated Statements of Income
         Nine Months Ended March 31, 1997 and 1996
         (Unaudited).                                                        4

         Condensed Consolidated Statements of Income
         Three Months Ended March 31, 1997 and 1996
         (Unaudited).                                                        5

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 1997 and 1996
         (Unaudited).                                                        6

         Notes to the Condensed Consolidated
         Financial Statements (Unaudited).                                   7

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                      8


         PART II                    OTHER INFORMATION

         Item 2.  Changes in Securities                                     11

         Item 6.  Exhibits and Reports on Form 8-K                          11

         Signatures.                                                        12



                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        March 31, 1997 and June 30, 1996

                                     ASSETS

                                                             March 31,
                                                               1997                June 30
                                                             (Unaudited)            1996
                                                           --------------           ---------
Current assets
    Cash & cash equivalents                                $      176,866             360,627
    Certificate of deposit - restricted                            65,000              65,000
    Accounts receivable (net of allowance for doubtful
         accounts of $183,216 and $173,109 respectively)        2,403,327           2,317,691
    Inventory                                                   4,235,713           5,848,481
    Prepaid expenses & other current assets                     1,279,248             135,732
    Deferred income taxes                                          93,100              93,100
    Income tax receivable                                               -             194,888
                                                           --------------           ---------
          Total current assets                                  8,253,254           9,015,519

Property and equipment, net                                       185,282             240,303
Security deposits                                                  14,853              14,728
Debt issue cost, net                                              122,282             145,310
                                                           --------------           ---------
          Total assets                                     $    8,575,671           9,415,860
                                                           ==============           =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank line of credit                                         2,766,500           2,682,500
    Accounts payable                                            1,843,599           2,007,699
    Due to related parties                                        712,522           1,153,512
    Accrued expenses                                              450,371             502,443
    Notes payable to related party, current portion               391,975             391,975
    Notes payable, current portion                                 77,136              82,766
    Capital lease obligations, current portion                        449              29,507
                                                           --------------           ---------
          Total current liabilities                             6,242,552           6,850,402

8% Convertible subordinated debentures                            743,752             843,750
Notes payable to related party, long-term portion                 146,031             444,679
Deferred income taxes                                              93,100              93,100
                                                           --------------           ---------
          Total liabilities                                     7,225,435           8,231,931

Commitments and contingencies                                           -                   -

Stockholders' equity:
     Series A cumulative convertible 3% preferred stock
         (liquidation value - $1,575,000)                       1,409,398           1,474,398
     Series B 2% convertible preferred stock
         (liquidation value - $1,150,000)                       1,150,000           1,150,000
     Common stock, no par value; 10,000,000 shares
         authorized, 3,372,785 and 2,808,761 shares issued
         and outstanding at March 31, 1997 and June 30,
         1996, respectively                                     7,920,476           7,230,478
     Retained earnings (accumulated deficit)                   (9,129,638)         (8,670,947)
                                                           --------------           ---------
          Total stockholders' equity                            1,350,236           1,183,929

          Total liabilities and stockhold                  $    8,575,671           9,415,860
                                                           ==============           =========

The accompanying notes are an integral part of these statements.


                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the nine months ended March 31, 1997 and 1996



                                                          1997           1996
                                                    -------------     ----------

Net sales                                           $   9,473,152     10,644,836
                                                    -------------     ----------

Cost of goods sold                                      6,436,893      7,989,156
                                                    -------------     ----------

       Gross profit                                     3,036,259      2,655,680

Selling, general and administrative expenses            3,190,283      4,282,532
                                                    -------------     ----------
                                                         (154,024)    (1,626,852)

Interest expense, net                                    (285,167)      (404,895)
                                                    -------------     ----------

       Income (loss) before income taxes                 (439,191)    (2,031,747)

Income tax benefit (expense)                               -               -
                                                    -------------     ----------

       Net income (loss)                            $    (439,191)    (2,031,747)

Dividends paid on convertible preferred stock              19,500         35,632
                                                    -------------     ----------

       Net income (loss) applicable to
         common stockholders                        $    (458,691)    (2,067,379)
                                                    =============     ==========

Net income (loss) per share of common stock         $       (0.17)         (0.95)
                                                    =============     ==========

Weighted average number of common shares
   outstanding                                          2,778,500      2,126,818
                                                    =============     ==========

The accompanying notes are an integral part of these statements.



                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               For the three months ended March 31, 1997 and 1996



                                                          1997           1996
                                                    -------------      ---------

Net sales                                           $   3,208,840      3,740,919

Cost of goods sold                                      2,025,850      3,402,460
                                                    -------------      ---------

       Gross profit                                     1,182,990        338,459

Selling, general and administrative expenses              901,000      1,391,672
                                                    -------------      ---------
                                                          281,990     (1,053,213)

Interest expense, net                                     (67,790)      (150,545)
                                                    -------------      ---------

       Income (loss) before income taxes                  214,200     (1,203,758)

Income tax benefit (expense)                               -               -
                                                    -------------      ---------

       Net income (loss)                            $     214,200     (1,203,758)

Dividends paid on convertible preferred stock              -              11,813
                                                    -------------      ---------

       Net income (loss) applicable to
          common stockholders                       $     214,200     (1,215,571)
                                                    =============     ==========

Net income (loss) per share of common stock         $        0.07          (0.56)
                                                    =============      =========

Weighted average number of common shares
   outstanding                                          3,066,563      2,149,175
                                                    =============      =========

The accompanying notes are an integral part of these statements.


                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                For the nine months ended March 31, 1997 and 1996


                                                                  1997            1996
                                                               ----------         -------
Cash flows from operating activities:
  Net loss                                                  $    (458,691)     (2,067,379)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                  81,920         324,674
    Changes in assets and liabilities, net of
      effects from acquisition of business:
      Decrease in short-term investments                                -         869,839
      Increase in accounts receivable, net                        (85,636)       (391,194)
      Decrease (increase) in inventory                          1,612,768         (79,567)
      Decrease (increase) in prepaid expenses,
          security deposits and intangible assets              (1,143,641)        124,272
      Increase (decrease) in accounts payable
          and accrued expenses                                   (216,172)        352,178
      Increase (decrease) in due to related parties              (140,990)        911,420
      Increase in income taxes                                    194,888         102,220
                                                               ----------         -------

                Net cash provided by (used in)
                    operating activities                         (155,554)        146,463
                                                               ----------         -------

Cash flows from investing activities:
  Goodwill adjustments                                                  -        (321,636)
  Capital expenditures                                             (3,871)        (25,707)
                                                               ----------         -------

                Net cash provided by (used in)
                     investing activities                          (3,871)       (347,343)
                                                               ----------         -------

Cash flows from financing activities:
  Payments on bank line of credit and notes payable              (220,278)        (68,064)
  Payments under capital lease obligation                         (29,058)        (35,657)
  Issuance of common stock                                        225,000               -
  Proceeds from borrowings from foreign currency dealer                 -           4,575
                                                               ----------         -------

                Net cash provided by (used in)
                     financing activities                         (24,336)        (99,146)
                                                               ----------         -------

                Net decrease in cash and cash equivalents        (183,761)       (300,026)

Cash and cash equivalents, beginning of period                    360,627       1,748,781
                                                               ----------         -------

Cash and cash equivalents, end of period                    $     176,866       1,448,755
                                                               ==========         =======

Supplemental disclosure of cash flow information:
     Cash refund received during the period
        for income taxes, net                               $    (194,888)        (98,000)
                                                               ==========         =======

     Issuance of common stock in settlement
         of due to related parties                          $     300,000         400,000
                                                               ==========         =======

     Cash paid during the period for interest               $     314,180         441,781
                                                               ==========         =======

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

         The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         On June 21, 1995, the Company acquired 100% of the capital stock of European Manufacturers Agency, Inc. ("EMA"), a Florida corporation. EMA is engaged in the business of distributing and marketing private label ophthalmic frames and related items and continues to conduct such business as a wholly-owned subsidiary of the Company.

(3)      BANK LINE OF CREDIT

         On June 29, 1994, and as subsequently amended in September 1995 and September 1996, the Company refinanced its credit facility. This line of credit, which has been extended to May 31, 1997, allows the Company to borrow up to $2,750,000, is secured by a pledge of all the Company's assets. Borrowings under this agreement are limited to the sum of 75% of accounts receivable, and 50% of inventory on hand, not to exceed $2,000,000. Interest on the line of credit is 2% above the bank's prime lending rate. The Company has been advised by its lender that it does not currently intend to renew the line of credit, and the Company is presently finalizing the terms of a new line of credit with another lender. The Company anticipates that this line of credit will have a term of three years, at an interest rate of 2% above the bank's prime lending rate.

Part I.  Financial Information

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following is an analysis of the Company's results of operations and its liquidity and capital resources. To the extent that such analysis contains statements that are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include: risks of increases in the costs of the Company's products; the Company's relationships with its suppliers and licensors; the Company's relationship with its lenders and other creditors, and the availability of credit and other financing sources; the financial condition and operations of the Company's customers; changes in fashions and preferences of purchasers of eyewear; competitive and general economic factors in the markets where the Company's products are manufactured or sold; the impact of, and changes in, government regulations such as trade restrictions or prohibitions, or import and other charges and taxes; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto of Ocean Optique Distributors, Inc. and subsidiaries (collectively, the "Company"), included elsewhere herein.

OVERVIEW

         During the quarter ended March 31, 1997, the Company continued its assimilation of the business lines acquired in its June 1995 acquisition of European Manufacturers Agency, Inc. ("EMA"). The EMA acquisition resulted in increased net sales for the Company, but initially contributed to the Company's lower gross profit margin and higher selling, general and administrative ("SG&A") expenses. Management has attempted since the acquisition to reduce the expenses attributable to EMA. To that end, in April 1997 the Company relocated EMA's operations from Clearwater, Florida to the Company's headquarters in Miami, Florida. The Company currently plans to consolidate EMA into Classic Optical, Inc., a wholly owned subsidiary of the Company ("Classic Optical"), and to operate Classic Optical and EMA as one division. Management believes that this will enable the Company to continue to realize operating efficiencies. The Company intends to continue to expand its customer base and product lines through the sales of private label products to retailers. The Company also continues to review its SG&A expenses in an effort to control such expenses.

         During February 1997, the Company's license agreement with Revlon was terminated. Nevertheless, management currently believes that the Company's overall gross margin will be enhanced with the termination of this contract, as all of the Company's other lines carry larger margins than did the Revlon product. In addition, JH Collectibles, one of the Company's other licensors, filed Chapter Eleven during the first quarter of 1997. The Company's licensing agreement with JH Collectibles expired on

March 31, 1997, and as a result of the bankruptcy, was not renewed.
The Company believes that there will be no material adverse effect on the Company's long-term future business.

From time to time, the Company investigates acquisition opportunities that the Company believes will enhance its product lines and marketing efforts, access to capital, and management team. In April 1997, the Company entered into a non-binding letter of intent to acquire Solovision Optical, Inc. and certain other affiliated optical businesses ("Solovisioni'). Solovision is a privately held Miami-based company engaged in importing, exporting, marketing and distributing moderately priced eyeglass frames and, through its affiliates, engages in the importing and distribution of optical equipment. Upon completion of the proposed transaction Solovision will become a wholly owned subsidiary of the Company and the present shareholders of Solovision will own an approximately 60% equity interest in the Company. Completion of this transaction is subject to a number of significant conditions, however, including due diligence by the parties and the negotiation of a definitive agreement. Accordingly, there can be no assurances whether the Company will consummate this transaction or any other possible transaction.



RESULTS OF OPERATIONS - For the nine months ended March 31, 1997 and 1996.

         For the nine months ended March 31, 1997, the Company had net sales of $9,473,152, a decrease of $1,171,684 (11.0%) over the same period in 1996. This decrease was largely due to the hiring of new sales representatives and the time needed to train them.

         The Company's gross profit for the nine months ended March 31, 1997 increased by $380,579, or 14.3%, when compared to the same period in 1996, mainly due to the decrease in the cost of goods sold in the current period. The Company's gross profit margin increased from 24.9% for the nine months ended March 31, 1996, to 32.9% for the nine month period ended March 31, 1997. This increase can mainly be attributed to management's better control of inventory, and reserves taken for markdowns in the prior year. The Company has adopted an open-to-buy system that closely monitors inventory levels by style and allows for prompt action on items that may sell more slowly or more quickly. Through this system, the Company has been able to transform some slow moving inventory into faster moving items by, for example, changing the color of a frame. Although the gross profit margin at EMA has been traditionally lower than the Company's gross profit margin, management believes that the consolidation of EMA's operations with Classic Optical's will result in higher margins for EMA in the near future.

          SG&A expenses for the nine months ended March 31, 1997 decreased by $1,092,249 (25.5%) over the same period last year, largely as a result of a decrease in payroll of $224,783, depreciation and amortization of $242,751, and to a lesser extent advertising of $69,190 and professional fees of $89,096. SG&A as a percentage of net sales decreased to 33.7% for the nine months ended March 31, 1997 from 40.2% for 1996.

         For the nine months ended March 31, 1997 the Company had a net loss of $439,191 compared to a net loss of $2,031,747 for the same period last year. This $1,592,556 decrease in the net loss is mainly due to lower SG&A expenses, higher gross margin as discussed above, and a $119,728 decrease in net interest expense in the nine month period ended March 31, 1997 versus the same period in 1996. The decrease in net interest expense was due to lower loan balances and the conversion of debentures to common stock.

         Beginning with the 1995 fiscal year, the Company has been selectively purchasing foreign currency in advance of anticipated inventory purchases in order to stabilize the Company's cost of goods sold. Management believes at the present time that its current foreign currency holdings are sufficient for the Company's anticipated inventory purchases for the next 12 months. The Company's advance purchases of foreign currencies, however, may limit the Company's ability to benefit from further favorable changes in exchange rates and may not offset the impact of possible future increases in the prices of inventories purchased. The following are the foreign currencies held at March 31, 1997 in U.S. dollar equivalent: German mark $92,984; Italian lira $1,035,096; Japanese yen $341,345; and French franc $175,974.

RESULTS OF OPERATIONS - For the three months ended March 31, 1997 and 1996.

         The Company's net sales totaled $3,208,840 for the three months ended March 31, 1997 compared to net sales of $3,740,919 for the same period last year, a decrease of $532,079. This decrease was primarily due to the hiring of new sales representatives and the time needed to train them.

         The Company's gross profit for the three months ended March 31, 1997 increased by $844,531, or 249.5%, when compared to the same period in 1996. This increase can mainly be attributed to management's better control of inventory and reserves taken for markdowns in the prior year. The Company has adopted an open-to-buy system that closely monitors inventory levels by style and allows for prompt action on items that may sell more slowly or more quickly. Through this system, the Company has been able to transform some slow moving inventory into faster moving items by, for example, changing the color of a frame. The Company's gross profit margin increased, from 9.0% for the three months ended March 31, 1996 to 36.9% for the three-month period ended March 31, 1997.

         SG&A expenses for the three months ended March 31, 1997 decreased by $490,672 (35.3%) over the same period last year. This decrease is mainly due to the efforts of the Company's management team to lower expenses and to monitor overhead costs closely. SG&A as a percentage of net sales decreased to 28.1 % for the three months ended March 31, 1997 from 37.2% for 1996.

         For the three months ended March 31, 1997, the Company had a net gain of $214,200 compared to a net loss of $1,203,758 for the same period last year. This gain is mainly due to the decrease in SG&A costs as the Company continues to closely monitor expenses in an effort to improve profits.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company's working capital was $2,010,702 and its current ratio was 1.32:1, as compared to the working capital of $2,165,117 and a current ratio of 1.32:1 as of June 30, 1996.

         The change in net cash provided by operating activities was primarily due to the net loss from operations of $458,691, depreciation of $81,920, a decrease in inventory of $1,612,768, an increase in prepaid expenses and other current assets of $1,143,641, and decreases in accounts payable and accrued expenses and due to related parties of $657,162. Societe Francaise de Lunetterie ("SFL") and D'Arrigo Moda Italia ("D'Arrigo"), the related parties, are both principal shareholders of the Company and are major European suppliers of product to the Company. During the quarter ended March 31, 1996, the Company agreed to exchange $400,000 of debt to SFL for 246,154 shares of the Company's Common Stock. During the quarter ended September 30, 1996, the Company, in consideration of 10,000 eyeglass frames tendered by SFL, granted to SFL the option to purchase 110,000 Common Shares of the Company at a price of $1.30 per share. This option is exercisable for three years. Also during the September quarter D'Arrigo forgave the Company six monthly payments amounting to $239,729. In return, the Company agreed to reduce by 20% the conversion price of $3.00 on 70% of the shares of convertible preferred stock owned by D'Arrigo. During the March 1997 quarter the Company agreed to exchange $300,000 of debt to D'Arrigo for 300,000 shares of the Company's Common Stock. The Company also during the quarter negotiated the settlement of certain accounts payable, resulting in a write-off of approximately $96,000 of the Company's outstanding accounts payable and the acquisition of 77,419 shares of the Company's Common Stock at $1 - 15/16 per share, the then current market price.

         During the Company's 1996 fiscal year, it maintained a $3,500,000 line of credit agreement with Republic National Bank ("RNB"). Interest on the line of credit was 3/4% above the prime lending rate. In September 1996 the line of credit was renewed and allows the Company to borrow up to $2,750,000 with interest on the line of credit at 2% above the prime lending rate. This line of credit was extended to May 31, 1997. The Company has been advised by RNB that it does not currently intend to renew the line of credit, and the Company is currently finalizing the terms of a new line of credit with another lender

         Management currently believes that cash from operations and from available credit sources, are sufficient for the Company to maintain its operations at current levels, including the operations acquired in the EMA acquisition. The Company from time to time investigates other sources of financing to provide additional working capital. There can be no assurances that such other financing will be available and, if available, will be at terms favorable to the Company.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" under Part I, Item 2 hereof, for information regarding certain options to acquire Common Stock granted by the Company, a modification to the terms of certain outstanding securities of the Company and an acquisition of shares of Common Stock occurring during the nine months ended March 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits.

         11.1     Statement re: computation of per share earnings.

         27.1     Financial Data Schedule.

(B)      Reports on Form 8-K.

         During the quarter ended March 31, 1997, the Company filed a current report on form 8-K dated March 13, 1997, reporting certain events under Item 5.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB
                                 MARCH 31, 1997



                               S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Ocean Optique Distributors, Inc.

                               /s/ NEIL LANDE
                               ------------------------------------------------
                               By:  Neil Lande
                                    Chief Executive Officer

                               5/15/97
                               ------------------------------------------------
                               Date

                               /s/ KENNETH GORDON
                               ------------------------------------------------
                               By:  Kenneth Gordon
                                    Principal Financial and
                                    Accounting Officer

                               5/15/97
                               ------------------------------------------------
                               Date

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                INDEX TO EXHIBITS

Exhibit                                                             Sequentially
Number                                                                Numbered
                                                                         Page


11.1              Calculations of earnings per share ..................   14

27.1              Financial Data Schedule .............................   15