Form 10KSB
period 1997-06-30
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1997-10-23
CIK 876235

DRAFT 10/21/97
================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

          [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended_______________________________________________________

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 12/31/96 to 06/30/97

Commission File No. 0-19670

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                  -------------------------------------------
                 (Name of small business issuer in its charter)

          FLORIDA                                             65-0052592
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

2 N.E. 40TH STREET, MIAMI, FLORIDA                                33137
----------------------------------------                       -----------
(Address of principal executive offices)                        (Zip Code)

     (305) 573-0222
--------------------------
(Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for the reported transition period: $1,706,315.

As of October 20, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,140,438, based on the average of the closing bid and asked prices on that date of $1. As of that date, there were 7,784,879 shares of the issuer's Common Stock outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format.  YES____  NO   X

================================================================================

                                     PART I

          Ocean Optique Distributors, Inc. ("Ocean" or the "Company") was formed in May 1988 under the laws of the State of Florida. The address of its principal place of business is 2 N.E. 40th Street, Miami, Florida 33137, and its telephone number is (305) 573-0222. Ocean currently has three wholly-owned subsidiaries through which its business is conducted: Classic Optical, Inc., a Michigan corporation ("Classic"), European Manufacturers Agency, Inc., a Florida corporation ("EMA"), and Solovision Optical, Inc., a Florida corporation ("Solovision").

          References to the Company include Ocean and its wholly-owned subsidiaries. Except as otherwise expressly provided, the historical information set forth in this report regarding the Company's business and operations relate to Ocean and only its subsidiaries Classic and EMA, and does not reflect the consummation in June 1997 of the acquisition of Solovision (see "Acquisition of Solovision," below).

          The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's prior operating losses; risks of increases in the costs of the Company's products; the Company's relationships with its suppliers and licensors; risks related to purchasing inventory from foreign suppliers; the financial condition and operations of the Company's customers; changes in fashions and preferences of purchasers of eyewear; competitive and general economic factors in the markets where the Company's products are manufactured or sold; and the impact of, and changes in, government regulations such as trade restrictions or prohibitions, or import and other charges and taxes. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

           The Company is engaged in importing, marketing and distributing high-quality ophthalmic (or eyeglass) frames and sunglasses in the mid- and premium-priced categories and, with the acquisition of Solovision, in the low- to mid-priced categories. The Company's products, which are currently manufactured in Europe and the Far East, include more than 400 styles in metal or plastic in an array of colors and sizes. As described below, the Company currently is the exclusive or non-exclusive licensee (with respect to eyewear) of certain well-recognized labels, including Crayola.

ACQUISITION OF SOLOVISION

           Effective June 27, 1997, the Company consummated the acquisition of Solovision, a privately held, Miami-based company engaged in importing, exporting, marketing and distributing low to moderately priced eyeglass frames and importing and distributing optical equipment. In connection with the acquisition of Solovision (the "Solovision Acquisition"), the Company issued to the shareholders of Solovision shares of the Company's Common Stock and the Company's Series C Non-Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") with an aggregate voting power equal to 60% of the outstanding voting capital stock of the Company, on a fully diluted basis, after giving effect to the Solovision Acquisition. The Company consummated the Solovision Acquisition pursuant to the Agreement and Plan of Merger dated as of June 26, 1997 (the "Solovision Agreement and Plan of Merger") by and among the Company, Ocean Acquisition Corporation ("OAC"), Solovision, Solomon Ovadia, Leon Wildstein, and Ovadia Family Trust.

           The Company believes that the consummation of the Solovision Acquisition will enable the Company to strengthen its marketing and distribution capabilities, increase its product lines and the markets for its products, and strengthen its management team.

           The Solovision Acquisition was effected as follows: (1) Solovision and an affiliated corporation, Sorrento Eyewear, Inc. ("Sorrento"), were merged pursuant to Florida law, with Solovision as the surviving corporation (the "Solovision-Sorrento Merger"); (2) immediately thereafter, Solovision was merged with and into OAC pursuant to Florida law, with Solovision as the surviving corporation (the "Merger"); and (3) the shares of the common stock, $1.00 par value per share, of Solovision (the "Solovision Common Stock") outstanding at the effective time of the Merger were converted into an aggregate of 3,137,977 shares of the Company's Common Stock and 1,000,000 shares of Series C Preferred Stock (each share of Solovision Common Stock being converted as a result of the Merger into 21,346.78 shares of Common Stock and 6,802.72 shares of Series C Preferred Stock). Each share of Series C Preferred Stock will be entitled to vote together with the Common Stock as a single class on all matters presented to a vote of shareholders, except as provided by law, with each share of Series C Preferred Stock entitled to 7.155058 votes. Each share of Series C Preferred Stock will be automatically converted into 7.155058 shares of Common Stock upon the filing of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock to not less than 25,000,000 shares. As a result, the shareholders of Solovision received, on a pro rata basis, shares with an aggregate voting power equal to 60% of the outstanding voting capital stock of the Company, on a fully diluted basis, after giving effect to the Solovision Acquisition.

           In connection with the Solovision Acquisition, Leon Wildstein, one of the Solovision shareholders, and Solomon Ovadia, Solovision's President, were appointed to the Company's Board of Directors. Additionally, Mr. Ovadia was named the Company's President.

           For accounting purposes, the Solovision Acquisition has been treated as an acquisition of Ocean and its subsidiaries, Classic and EMA, by Solovision. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for a further discussion of the accounting treatment of the Solovision Acquisition and the impact on the financial statements of the Company included under Item 7 hereof.

INDUSTRY OVERVIEW

           The Company believes that the United States market for eyeglass frames is divisible into three price categories: low-priced frames selling at retail prices below $40; mid-priced frames retailing at prices ranging from $40 to $160; and high- or premium-priced frames retailing at more than $160. The Company believes that the mid-priced category is the largest of these segments. The Company believes that the U.S. retail optical market has grown from approximately $9.4 billion in 1987 to $11.4 billion in 1990, and finally, to approximately $14.6 billion in 1996. Also, the average eyeglass sale (frame and lenses) at retail has grown to $147.98 in 1996 from $126.66 in 1991. The Company believes that the U.S. plano sunglass market grew from approximately $0.7 billion in 1995 to approximately $0.8 billion in 1996. Plano sunglasses comprised 5.8% of the optical retail sales in 1996, which increased from 4.9% in 1995.

           Most of the mid- and premium-priced eyeglass frames purchased at retail in the United States are sold through independent dispensing opticians, although optical chains, optical superstores and health maintenance organizations ("HMOs") are accounting for a gradually increasing market share. The Company believes that in 1996 the U.S. market's total retail eyewear sales were distributed as follows: independent professionals collectively accounted for approximately 63% of the $14.6 billion total, retail chains accounted for approximately 35.5% and HMOs accounted for approximately 1.5%. Independent opticians typically maintain a small frame inventory and, accordingly, must place frequent orders with distributors in response to sales. While the larger retail optical chains and optical superstores generally maintain somewhat larger frame inventories, their greater volume of sales per store requires them to place frequent orders against actual sales in order to maintain frame selection availability. Distributors of eyeglass frames, consequently, must maintain substantial inventories of the product in order to provide prompt shipment.

           In 1996, approximately 159 million Americans, just over 60% of the nation's population, needed some form of vision correction (either eyeglass frames with corrective lenses or contact lenses). The table below demonstrates how the demand for vision correction increases with age.




           AGE BREAKDOWN OF U.S. POPULATION NEEDING VISION CORRECTION

                                                                          AGE GROUP OF
                                          1996                         PURCHASERS AS % OF                       % OF AGE GROUP
                                       POPULATION                     TOTAL PURCHASERS OF                       NEEDING VISION
          AGE                        (IN MILLIONS)                     VISION CORRECTION                          CORRECTION
------------------------        ------------------------        --------------------------------        ----------------------------
 0-14.................                    58.0                                5.4%                                  15.5%

15-24.................                    35.9                                11.4                                  51.0%

25-44.................                    83.7                                32.0                                  62.8%

45-64.................                    53.7                                32.0                                  95.0%

65 and up.............                    33.9                                19.2                                  93.1%
                                         -----                                ----

   Total..............                   265.2                               100.0%
                                         =====                               =====


           The average age of the United States population is expected to increase over the next 25 years, due to the aging of the "baby-boomers" who were born between 1946 and 1964. As more of the baby-boomers exceed age 45, the Company believes sales of corrective eyewear should increase.

           Total eyewear sales are also increasing due to the evolution of eyewear into a fashion accessory. Until the mid-1970s, eyeglass frames were viewed as medical implements which were "dispensed" but never "sold." Because styling was not emphasized, successful frames often remained popular for years, and sometimes for decades. In the mid-1970s, experts from other industries introduced designer names and consumer advertising to the optical industry, as well as sweeping design changes. These changes resulted in increased consumer demand for the new products. Although eyeglass frames are a fashion accessory for many people, the styles are not subject to seasonal changes, and they change less rapidly than styles in the apparel industry.

           The Company believes that the fastest growing sunglass market segments are represented by the premium-priced and mid-priced sunglasses, which are sold at retail primarily by department stores and by specialty boutiques and independent dispensing opticians located in shopping malls.

PRODUCT LINES

           The Company is currently the exclusive or non-exclusive licensee of certain high-profile labels under which it designs and markets, or is in the process of developing products to be marketed, including: Crayola (exclusive in the United States, Canada, Mexico, Central and South America, and the Caribbean); Chevrolet (United States, Canada and Brazil, on a non-exclusive basis); Gitano (exclusive licensee in the United States, Puerto Rico, and Canada); and Jacques Fath (exclusive in the United States). The Company is currently renegotiating its license agreement with Gitano, which expired on June 30, 1997. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

           In addition, products are produced and marketed under the Company's "Ocean" and "Nino Balli" labels, which the Company believes have developed recognition in the market place. Also, with the addition of EMA (see "Prior Acquisitions"), the Company distributes private label products to retailers.

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

SALES AND MARKETING

            The Company's sales efforts are made directly by its officers and currently by four independent manufacturers' representatives who do not sell competing products and are compensated on a commission basis. Classic, which sells directly to independent opticians, optometrists and ophthalmologists, as well as to certain chain stores, uses approximately 18 commissioned sales representatives, who may also carry non-competing lines. EMA's sales efforts are made directly by its officers and the Classic sales representatives. Solovision's sales efforts are made directly by its officers and five sales representatives.

           For the fiscal year ended June 30, 1997, the Company had one customer whose net sales represented approximately 10.2% of the Company's total net sales for the year. No other customers accounted for more than 10% of the Company's sales in the fiscal year ended June 30, 1997.

           Prior to the acquisition of Classic in October 1992, the number of the Company's customers had shown a steady growth: from 147 customers in the fiscal year ended June 30, 1990, to 405 in the fiscal year ended June 30, 1992. As a result of the acquisition of Classic, and its direct method of distribution to independent opticians, optometrists, and ophthalmologists, the Company's active customers numbered more than 4,000 throughout the United States and Canada at the fiscal year ended June 30, 1995. With the acquisition of EMA and Solovision in June 1995 and June 1997, respectively, the Company's customer base increased to more than 4,200 at June 30, 1997.

           To date, the Company's marketing and promotional efforts have been limited. Advertising expenses for each of the fiscal years ended June 30, 1997 and 1996 amounted to 3% of Ocean's, Classic's and EMA's net sales. The Company currently intends to exhibit its products at three national trade shows annually. The Company has decided to limit its exhibition at certain regional trade shows in order to control costs.

           The Company is aware that desirable product lines and styling, and durable products, will not be sufficient to fully capitalize on the Company's strengths. To a large extent, management believes that the future success of the Company will depend on enhanced promotional efforts led by a marketing team. The Company has retained two advertising agencies to work in conjunction with the marketing team to increase name recognition of the Company's licensed and proprietary names. The Company intends to commit future resources, as available, to national marketing programs and to increasing the name recognition of the Company's licensed and proprietary names.

           With the addition of Solovision's sales force and Solovision's expertise in certain markets not previously exploited by the Company, the Company believes that it will have additional resources by which to increase its sales and its name-recognition in the industry.

SOURCES OF SUPPLY

           Management believes that the high quality of the Company's products is a consequence of the manufacturers chosen by the Company. More than 20.8% of the Company's ophthalmic frames are currently manufactured by Societe Francaise de Lunetterie ("SFL"), a principal shareholder of the Company, located in France, and a significant portion of EMA's frames are currently manufactured by D'Arrigo Moda Italia SRL ("D'Arrigo"), also a principal shareholder of the Company. The remainder of the Company's ophthalmic frames are manufactured by a number of other vendors in Europe and the Far East. Subsequent to the Solovision Acquisition, management has increased its purchases from vendors in the Far East. The

Company believes that it currently enjoys a good relationship with its vendors, and does not anticipate the loss of any material supplier in the near future. In the event the Company is unable to procure its products from certain present suppliers, however, the Company believes its business will not be adversely affected, due to adequate alternative sources of product supply. For further discussion, see "Item 5. Management's Discussion and Analysis or Plan of Operation" and "Item 12. Certain Relationships and Related Transactions."

PRIOR ACQUISITIONS

           In October 1992, the Company acquired all of the outstanding capital stock of Classic. As a result of the acquisition, the Company's method of distribution was expanded to include direct sales to independent optical retailers, as well as markets not previously served by the Company. In addition, the Company acquired certain licenses to well-recognized labels.

           In June 1995, the Company acquired all of the outstanding capital stock of EMA. As a result of the acquisition, the Company's method of distribution was expanded to include markets not previously serviced by the Company, primarily private label products for retailers, which is EMA's forte. EMA also brought additional experienced management to the Company. Also as a result of the EMA acquisition, D'Arrigo, EMA's major supplier, has become a principal shareholder of Common Stock and convertible preferred stock in the Company.

           The EMA acquisition agreement provided for the escrow of 500,000 of the 533,333 total shares of the Company's Common Stock issued in exchange for the EMA shares, with a portion of such escrowed shares to be released to the former EMA shareholders, Robert D. Winn and Mary S. Winn, on each of the first, second, third and fourth anniversaries of the acquisition date. Pursuant to the acquisition agreement, EMA entered into employment agreements with Robert Winn and Mary Winn relating to their continued service as executive officers of EMA. In October 1996, the Company and the Winns reached an agreement regarding certain EMA product that was sold prior to the acquisition date but returned by the buyer for credit in 1996. Under this agreement, the Winns agreed to pay the Company $75,000 and the Company agreed to release the remaining shares from escrow.

COMPETITION

           The Company occupies a minor, but growing place among a multitude of competitors, many of which are considerably larger, with greater financial marketing and distribution resources than the Company. The Company believes that its principal competitors of eyeglass frames and sunwear in the United States, some of which manufacture the frames they distribute, include Signature Eyewear, Inc. and the Italian companies, Safilo Group, S.p.A. (operating in the United States through a number of subsidiaries), Luxottica Group, S.p.A. (operating in the United States through its subsidiaries) and Marchon Eyewear, Inc.

           The Company's primary methods of competing include advertising in trade journals, point-of-sale displays, exhibitions at trade shows, and direct marketing to optical wholesalers and retailers by its officers and sales representatives.

           Currently, there are two methods of correcting vision impairment that compete with prescription eyeglasses: contact lenses and refractive (optical) surgery. Although retail sales of contact lenses remained flat from 1995 through 1996 at $1.9 billion, sales of contact lenses as a percentage of total retail sales decreased from 13.5% in 1995 to 13.0% in 1996. The Company believes that sales of contact lenses do not currently materially threaten eyeglass frame sales because many people who wear contact lenses need a pair of eyeglasses for nighttime and for the days when they decide not to wear their lenses.

           A number of surgical techniques have been developed to correct vision problems such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company does not believe that these techniques will materially and adversely affect sales of prescription eyewear in the near future. The Company believes that a number of people who have had successful eye surgery may still need some form of corrective eyeglasses, and others may need eyeglasses at a later date due to the onset of presbyopia (inability of the eye to focus sharply on nearby objects).

EMPLOYEES

           As of September 30, 1997, the Company had 46 full-time employees, in addition to its 22 independent manufacturers' representatives. The Company is not a party to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.    DESCRIPTION OF PROPERTY

           In connection with the Solovision Acquisition, the Company entered into a lease for 16,550 square feet of office space located at 2 N.E. 40 Street, Miami, Florida with Miami Opti Mart, Inc. as lessor. Miami Opti Mart, Inc. is a Florida corporation controlled by Solomon Ovadia, the Company's President and a member of the Board of Directors. The Company relocated its executive offices and storage facilities to this location in October 1997. This lease is for a term of five years commencing on the later of July 1, 1997 or on the date of occupancy by the Company, and ending on June 30, 2002, with a renewal option for an additional five-year term. The monthly rent is $10,300.

           The Company continues to lease 11,000 square feet for its former main office and warehouse space from a third party for a five-year term expiring in February 1998 at a monthly rate of $7,570. In addition, the Company continues to lease a small warehouse storage facility across the street from that location, at a monthly rate of $812 for which the lease expires in November 1997. Notice has been given to both landlords that the leases will not be renewed.

ITEM 3.    LEGAL PROCEEDINGS

           The Company is not a party to any material legal proceeding, nor is the Company aware of any such proceeding to which the Company's property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

           The Common Stock of the Company is currently trading on the Nasdaq SmallCap Market under the symbol "OPTQ."

           The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the Common Stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions:

                                                      COMMON STOCK

QUARTER ENDED                                  HIGH BID          LOW BID
-------------                                  --------          -------

June 30, 1997                                 $2.7500            $2.4375
March 31, 1997                                 1.8100              .5000
December 31, 1996                              2.1300             1.6900
September 30, 1996                             2.2500             1.8800

June 30, 1996                                  2.7500             1.5000
March 31, 1996                                 2.7500             1.4375
December 31, 1995                              2.7500             1.8750
September 30, 1995                             2.5000             1.7500

HOLDERS

         The approximate number of record holders of the Company's Common Stock as of October 20, 1997 was 61. The Company believes that its Common Stock is beneficially held by more than 400 holders.

DIVIDENDS

         The Company never has paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain all of its earnings for the operation and expansion of its business.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

           The following is an analysis of the Company's results of operations and its liquidity and capital resources and should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto, included elsewhere herein.

ACCOUNTING IMPACT OF SOLOVISION ACQUISITION

           The presentation of the Company's Consolidated Financial Statements included in this report reflects the consummation of the Solovision Acquisition on June 27, 1997. Because the Company issued to the shareholders of Solovision shares of the Company's Common Stock and Series C Preferred Stock with an aggregate voting power equal to 60% of the outstanding voting capital stock of the Company, on a fully diluted basis, after giving effect to the Solovision Acquisition, Solovision is considered for accounting purposes as the accounting acquirer. While the balance sheet presentation reflects the consolidation of the Company and Solovision at June 30, 1997, the statement of operations reflects only the results of Solovision for the six months ended June 30, 1997 (excluding the results of operations of Ocean for the three days following the Solovision Acquisition, which results were de minimis), the six months ended June 30, 1996 (unaudited), and the fiscal years ended December 31, 1996 and 1995.

OVERVIEW OF THE 1997 FISCAL YEAR

           With the consummation of the Solovision Acquisition in June 1997, the Company acquired an additional operating subsidiary and strengthened its management team. The Company is in the process of assimilating its new subsidiary, including coordination of accounting and computer systems and deployment of personnel. The Company is not able at this time to estimate the timetable for completion of such assimilation. Therefore, there can be no assurances of the Company's ability to realize significant operating efficiencies, if any, from the Solovision Acquisition in the near future. See "Item 1. Description of Business - Acquisition of Solovision."

           During February 1997, the Company's license agreement with Revlon was terminated. Nevertheless, management currently believes that the Company's overall gross margin will be enhanced with the termination of this contract, as all of the Company's other lines carry larger margins than did the Revlon product. In addition, JH Collectibles, one of the Company's other licensors, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code during the first quarter of 1997. The Company's licensing agreement with JH Collectibles expired on March 31, 1997, and as a result of the bankruptcy, was not renewed. The Company believes that there will be no material adverse effect on the Company's long-term future business from the loss of this licensing agreement.

           In May 1997, the Company refinanced its credit facility. See "Liquidity and Capital Resources," below.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (SOLOVISION ONLY)

           Net sales for the six months ended June 30, 1997 were $1,706,315, an increase of $339,964 or 24.9% from the same period in 1996. The increase was due primarily to the addition of experienced sales representatives.

           The Company's overall gross profit margin increased to 36.4% for the six-month period ended June 30, 1997 from 35.4% for the same period a year ago. This increase was primarily due to more selective purchasing.

           Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1997 increased by $92,552 (25.6%) over the same period in 1996, which was due to the addition of experienced sales representatives. SG&A as a percent of sales, however, decreased to 27.8% for the six months ended June 30, 1997, compared to 37.2% for the same period a year ago.

           The Company recognized a net profit of $87,311 for the six months ended June 30, 1997 compared to a net profit of $78,843 for the same period in 1996.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (SOLOVISION ONLY)

           Net sales for the year ended December 31, 1996 were $2,661,718, an increase of $1,387,077 or 108.8% from the same period in 1995. This increase was primarily due to the fact that the Company began operations in 1995. Therefore, there was not a full year of revenues in 1995.

           The Company's gross profit margin decreased to 32.8% from 36.6% for the 1995 calendar year. This decrease was primarily due to sales efforts by management to sell slow-moving and obsolete inventory resulting in lower margins.

           SG&A for the year ended December 31, 1996 was 9.8% lower as a percentage of sales compared to the same period in 1995. This was primarily due to the large increase in sales and a close monitoring of SG&A expenses.

           The Company recognized a net profit of $97,994 in 1996 compared to a net loss in 1995 of $14,919. This increase was primarily due to the usual start-up costs and lower sales in 1995 of a new entity.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1997, the Company's working capital was $810,019 and its current ratio was 1.11:1, as compared to working capital of $2,165,117 and a current ratio of 1.32:1 at June 30, 1996.

           The change in net cash provided by operating activities was primarily due to the net profit from operations of $87,311, bad debt expense of $62,251, increases in inventory of $321,193, a decrease in accounts receivable of $59,510, and decreases in accounts payable and accrued expenses of $50,814. The change in net cash used in investing activities was primarily due to expenditures for property and equipment of $89,769, cash from acquired business of $166,290 and acquisition costs of $100,000. Also, the change in net cash provided by financing activities was primarily due to proceeds from notes payable of $176,568.

           During the quarter ended September 30, 1996, the Company, in consideration of 10,000 eyeglass frames tendered by SFL, granted to SFL an option to purchase 110,000 shares of the Company's Common Stock at a price of $1.30 per share. This option is exercisable for three years. Also during the quarter ended September 30, 1996, D'Arrigo forgave the Company six monthly payments amounting to $239,729. In return, the Company agreed to reduce by 20% the conversion price of $3.00 on 70% of the shares of convertible preferred stock owned by D'Arrigo. During the quarter ended March 31,1997 the Company agreed to exchange $300,000 of debt to D'Arrigo for 300,000 shares of the Company's Common Stock. The Company also during the quarter negotiated the settlement of certain accounts payable, resulting in a write-off of approximately $96,000 of the Company's outstanding accounts payable and the issuance of 77,419 shares of the Company's Common Stock at $1 - 15/16 per share, the then-current market price.

           On May 28, 1997, the Company refinanced its credit facility through a Loan and Security Agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). Loans outstanding under this agreement at any time may not exceed the lesser of either: (a) $4,000,000 or (b) the sum of: (i) 70% of the Company's receivables deemed by Coast to be eligible for borrowing (which may be increased to 75% if dilution is less than 15%, subject to certain restrictions); and (ii) the lesser of up to 55% of the value of the Company's inventory deemed by Coast to be eligible for borrowing, or $2,000,000. The interest rate on all loans made under the credit facility is 2% above the prime rate, with a minimum monthly interest amount equal to said rate charged on an outstanding daily balance of $2,000,000. The maturity date is June 30, 2000, subject to automatic renewal for additional one-year terms upon payment of a renewal fee. The Company also issued to Coast warrants to acquire 187,500 shares of Common Stock at an exercise price of $1.625 per share. The credit facility is secured by all of the Company's assets. Inability to repay the loans under the credit facility in a timely manner as they become due would have a materially adverse effect on the Company's ability to continue its operations and could cause the Company to lose most of its assets. There can be no assurances that income generated from operations will be sufficient to cover all operating expenses and meet present and future debt service payments.

           In October 1997, the Company's Chairman of the Board invested $250,000 in shares of the Company's Series D 7% Cumulative Convertible Preferred Stock.

           Management currently believes that cash from operations and from available credit sources is sufficient for the Company to maintain its operations at current levels, including the operations acquired in the Solovision Acquisition and EMA acquisition. The Company from time to time investigates other sources of financing to provide additional working capital. There can be no assurances that such other financing will be available and, if available, will be at terms favorable to the Company.

ITEM 7.    FINANCIAL STATEMENTS

           The following Consolidated Financial Statements are set forth in Appendix A hereto:

Report of Independent Certified Public Accountants (Grant Thornton LLP)

Report of Independent Certified Public Accountants (Rachlin Cohen & Holtz)

Consolidated Balance Sheet as of June 30, 1997

Consolidated Statements of Operations for the Six Months Ended June 30,
     1997 and 1996 and the Years Ended December 31, 1996 and 1995

Consolidated Statement of Stockholders' Equity for the Year Ended
     June 30, 1997

Consolidated Statements of Cash Flows for the Six Months Ended June 30,
     1997 and 1996 and the Years Ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There have been no changes in or disagreements with accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

           As of October 20, 1997, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as director are as follows:

                                                                                                              OFFICER
                                                                                          EXPIRATION             OR
                                                                                          OF CURRENT          DIRECTOR
NAME                       AGE         POSITION WITH THE COMPANY                          BOARD TERM            SINCE
----                       ---         -------------------------                          ----------          --------
Kenneth J. Gordon          57          Chief Financial Officer, Secretary,                   1998                1992
                                       Treasurer and Director

Solomon A. Ovadia          45          President and Director                                1998                1997

Richard Russo              64          Operations Manager and Director                       1997                1997

Leon Wildstein             69          Director                                              2000                1997

Robert D. Winn             46          Senior Vice President - Sales and                     1999                1995
                                       Marketing, President of EMA and Director

Mary S. Winn               43          Vice President of EMA                                 ____                1995


           The expiration dates of the terms of the Company's Board of Directors are staggered. Each year one class (typically one-third) of the Company's directors are elected at the annual meeting of shareholders and hold office for three years or until their successors are elected and qualified.

           The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

BUSINESS EXPERIENCE

           MR. GORDON was recently reappointed to the Board of Directors of the Company, on which he had previously served as a member from 1993 through 1996. Mr. Gordon has been employed as the Chief Financial Officer of the Company since December 1991. Mr. Gordon served briefly as the President and Chief Executive Officer of the Company, in addition to his duties as Chief Financial Officer, during the period between May 30, 1997 and June 26, 1997, replacing Neil B. Lande, who resigned as Chief Executive Officer and Chairman of the Board of the Company for personal reasons as of May 30, 1997. From December 1991 through mid-September 1992, Mr. Gordon was employed by the Company on a part-time basis, during which time he also was employed part-time as the controller of a closely held business. He currently is employed by the Company full-time. From 1987 until December 1991, Mr. Gordon was the President of CBT Optical Corporation ("CBT"), and HNJ Optical Corporation, which companies operated a retail optical business. In March 1993, CBT filed a proceeding under Chapter 7 of the U.S. Bankruptcy Code, and was discharged from bankruptcy shortly thereafter. From 1982 to 1987, he was Secretary, Treasurer and Chief Financial Officer of Royal International Optical Corporation, the securities of which were traded on the New York Stock Exchange.

           MR. OVADIA became President and a director of the Company in June 1997 pursuant to the Solovision Agreement and Plan of Merger. Mr. Ovadia has engaged in the wholesale and retail optical business since 1974. From November 1995 through June 1997, Mr. Ovadia was the first

President and sales director of Solovision. From 1990 until November 1995, Mr. Ovadia was President and a director of South American Optical, Inc.

           MR. RUSSO has been a director of the Company since March 1997. Between March 1991 and 1997, he was a private investor, and prior thereto was President of Admire Fashions, Inc. in New York, from 1960 to 1991.

           MR. WILDSTEIN became a director of the Company in June 1997 pursuant to the Solovision Agreement and Plan of Merger and is the Company's Chairman of the Board of Directors. Mr. Wildstein has been a real estate developer for the past 30 years, with residential and commercial projects in Canada and the United States.

           MR. WINN has been the President of EMA since its inception in late 1990. Prior thereto, he was Executive Vice President of Indo USA from 1987 to 1990, after several years in marketing/management in the homebuilding industry. Mr. Winn has been a director of the Company since July 1995.

           MS. WINN has been the Vice President of EMA since its inception in late 1990. Prior thereto she was Director of Marketing for Bay Area Renaissance Festivals from 1987 to 1990 after several years as an independent business owner. Ms. Winn was a director of the Company from April 1996 to July 1997.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           The Securities and Exchange Commission has implemented a rule that requires companies to disclose information with respect to reports that are required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, by directors, officers and 10% shareholders of each company, if any of those reports are not filed timely. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended June 30, 1997 and Form 5, if any, with respect to that year, the Company has determined that a Form 3 for Richard Russo was not made in a timely manner and is unaware of any other delinquent filings.

FAMILY RELATIONSHIPS

           Mary Winn and Robert Winn are husband and wife.

ITEM 10.    EXECUTIVE COMPENSATION

            The following table sets forth information about compensation paid or accrued by the Company to the individuals serving as the Company's Chief Executive Officer during the fiscal year ended June 30, 1997 and to the other most highly compensated executive officers of the Company whose cash compensation for the fiscal year ended June 30, 1997 exceeded $100,000 (such individuals are sometimes collectively referred to herein as the "named executive officers").




                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                              -----------------------------------------------------
                                  ANNUAL COMPENSATION           AWARDS           PAYOUTS
                    --------------------------------------    ------------------------------------
                                                    OTHER                    SECURITIES
   NAME                                            ANNUAL    RESTRICTED        UNDER-                     ALL OTHER
   AND                                             COMPEN-     STOCK           LYING         LTIP          COMPEN-
   PRINCIPAL                 SALARY     BONUS      SATION     AWARD(S)        OPTIONS/      PAYOUTS        SATION
   POSITION         YEAR       ($)       ($)         ($)         ($)          SARS (#)        ($)            ($)
   --------         ----      -----    ------       -----       -----         --------       -----          ----
   Solomon Ovadia(1) 1997        (1)       -           -           -              -             -              -
   Chief Executive
   Officer

   Kenneth Gordon(2) 1997     85,000       -           -           -          140,000(4)        -              -
   Chief Financial   1996     85,000       -           -           -          107,221(4)        -              -
   Officer           1995     85,000       -           -           -          107,221(4)        -              -

   Neil B. Lande(3)  1997        -         -           -           -          150,000(4)        -              -
   Chief Executive   1996        -         -           -           -           50,000(4)        -              -
   Officer

   Robert D. Winn    1997     104,000      -           -           -           12,500(4)        -              -
   President of      1996     104,000      -           -           -               -            -              -
   EMA

   Mary S. Winn      1997     104,000      -           -           -           12,500(4)        -              -
   Vice President    1996     104,000      -           -           -               -            -              -
   of EMA

-----------------

   (1) Mr. Solomon was appointed Chief Executive Officer of the Company upon the consummation of the Solovision Acquisition on June 27, 1997

   (2) Mr. Gordon served as Chief Executive Officer upon Mr. Lande's resignation from such position as of May 30, 1997 until Mr. Ovadia's appointment.

   (3) Mr. Lande was appointed Chief Executive Officer of the Company in April 1996, and resigned from such position as of May 30, 1997.

   (4) Includes the options that were repriced in March 1997 by the Company's Board of Directors.

         The following tables set forth information concerning options granted to and exercised by the named executive officers during the last fiscal year.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                                      INDIVIDUAL GRANTS
                           --------------------------------------------------------------------------
                            NUMBER OF
                           SECURITIES        % OF TOTAL
                           UNDERLYING       OPTIONS/SARS
                            OPTIONS/         GRANTED TO            EXERCISE
                              SARS          EMPLOYEES IN            OR BASE               EXPIRATION
       NAME                GRANTED(#)(1)     FISCAL YEAR         PRICE ($/SH)                DATE
   ------------            ------------     ------------         ------------             ----------
Ray Hyman                    124,384                                 3.125                 5/5/01
                              24,100                                 3.625                 8/5/01
                              30,000                                 2.50                 12/22/01
                              50,000                                 2.00                  5/23/02
Neil B. Lande(2)              50,000(3)                               .75(3)               5/20/02
                             100,000(3)                               .75(3)              12/2/03
Robert D. Winn                12,500(3)                               .75(3)              12/2/03
Mary S. Winn                  12,500(3)                               .75(3)              12/2/03
Kenneth J. Gordon            140,000(3)                               .75(3)              12/2/03

   ------------

       (1) All information provided relates to option grants with the exception of the information provided for Neil B. Lande, which involves warrants. The Company does not grant SARs.

       (2) Mr. Lande resigned as Chief Executive Officer effective May 30, 1997.

       (3) The options reflect the repricing by the Company's Board of Directors. See "Stock Option Repricing."

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/ SAR VALUES(1)

                                                                   NUMBER OF
                                                                   SECURITIES                   VALUE OF
                                                                   UNDERLYING                  UNEXERCISED
                                                                   UNEXERCISED                IN-THE-MONEY
                                                                  OPTIONS/SARS                OPTIONS/SARS
                                                                  AT FY-END (#)                AT FY-END ($)
                         SHARES ACQUIRED     VALUE                -------------               -------------
                          ON EXERCISE       REALIZED              EXERCISABLE/                EXERCISABLE/
         NAME                 (#)              ($)                UNEXERCISABLE(1)            UNEXERCISABLE
         ----                -----            -----               -------------               -------------
Ray Hyman                      0                0                   124,384/0                       0
                               0                0                    24,100/0                       0
                               0                0                    30,000/0                       0
                               0                0                    50,000/0                       0
Neil B. Lande(2)               0                0                    50,000/0                   100,000/0
                               0                0                   100,000/0                   200,000/0
Robert D. Winn                 0                0                    12,500/0                    25,000/0
Mary S. Winn                   0                0                    12,500/0                    25,000/0
Kenneth J. Gordon              0                0                   140,000/0                   280,000/0


     --------------------

     (1) All information provided relates to option grants with the exception of the information provided for Neil B. Lande, which involves warrants. The Company does not grant SARs.
     (2)   Mr. Lande resigned as Chief Executive Officer effective May 30, 1997.

STOCK OPTION REPRICING

           In March 1997, the Company's Board of Directors approved an adjustment to the exercise prices of certain outstanding options held by the named executive officers and a consultant to the Company. The exercise prices were reduced to the then current market price of $.75 per share from $1.875 for the aggregate of 595,000 options held by the foregoing persons.

           The Board approved the option repricings because it believes that equity interests are a significant factor in the Company's ability to attract and retain key employees and consultants that are critical to the Company's long-range success. During the last fiscal year, the market value of the Common Stock had fallen. As a result of the decrease in the fair market value of the Common Stock, the Board believed that the Company's ability to retain existing management would be impaired. Accordingly, the Board approved the option repricings as a means of ensuring that optionees have a meaningful equity interest in the Company.

COMPENSATION OF DIRECTORS

           Directors who are not employees of the Company receive $250 for each meeting attended in person. Employees of the Company receive no additional cash compensation for service as a director. All directors are reimbursed for expenses incurred in attending Board meetings.

EXECUTIVE EMPLOYMENT AGREEMENTS

           EMA entered into four-year agreements with Robert D. Winn and Mary S. Winn at a base annual salary of $104,000 each. These agreements also provide that the officers may participate in such profit sharing, pension or other incentive compensation plans as may be provided by the Company to its executives. Effective June 27, 1997, in connection with the Solovision Acquisition, the Company entered into an employment agreement with its new President, Solomon Ovadia. Mr. Ovadia's employment agreement is for a term of three years from the effective date of the agreement, and his gross annual base salary is $175,000, with eligibility for a discretionary bonus as well as certain fringe benefits, including performance-based stock options.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following information sets forth certain information as of October 20, 1997, by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the beneficial ownership by each director, and the beneficial ownership of all directors and officers as a group:

                                                 AMOUNT AND
                                                  NATURE OF           PERCENT
                                                 BENEFICIAL             OF
NAME AND ADDRESS                                 OWNERSHIP(1)         CLASS(1)
----------------                                 -----------          --------
EXECUTIVE OFFICERS AND DIRECTORS:

Kenneth J. Gordon                               144,800(2)             1.82
2 N.E. 40th Street
Miami, Florida 33137

Robert D. Winn                                  341,667(3)             4.38
2 N.E. 40th Street
Miami, Florida 33137

Mary S. Winn                                    341,666(4)             4.38
2 N.E. 40th Street
Miami, Florida 33137

Solomon Ovadia                                6,951,308(5)            55.09
2 N.E. 40th Street
Miami, Florida 33137







                                                 AMOUNT AND
                                                  NATURE OF           PERCENT
                                                 BENEFICIAL             OF
NAME AND ADDRESS                                  OWNERSHIP           CLASS(1)
----------------                                 ----------           --------
Richard Russo                                    50,000(6)                *
2 N.E. 40th Street
Miami, Florida 33137

Leon Wildstein                                2,640,772(7)            27.45
3577 Atwater Avenue, Suite 615
Montreal, Quebec, Canada  H3H2R2

All executive officers and                   10,470,213(8)            71.38
directors as a group
(consisting of 6 persons)(15)

OTHER PRINCIPAL SHAREHOLDERS:

Ray Hyman                                       413,984(9)             5.17
12131 S.W. 103rd Street
Miami, Florida 33186

Societe Francaise de                           500,154(10)             6.33
  Lunetterie
F 39150 Chaux du Domdief
St. Laurent en Grandvaux
France

D'Arrigo Moda Italia SRL                       635,417(11)             7.82
Via Giava 11/12
32040 Lorenzago Di Cadore
Italy

Kevin Fischer                                  420,985(12)             5.21
1527 E. Tipton
Seymour, Indiana  47274

Ovadia Family Trust                          5,901,418(13)            49.65
2 N.E. 40th Street
Miami, Florida  33137

Ovadia Family Trust,                         1,049,890(14)            12.33
Kevin Fischer and Linda Fischer,
as tenants in common

------------------
       *Less than one percent.

                                             (FOOTNOTES CONTINUED ON NEXT PAGE.)

       (1) In accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shares which are not outstanding but which are subject to options, warrants, rights or conversion privileges pursuant to which such shares may be acquired in the next 60 days have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right but have not been deemed outstanding for the purpose of computing the percentage for any other person.

       (2) Mr. Gordon is the owner of 4,800 shares of the Company's Common Stock, and has options to acquire 140,000 shares at an exercise price of $.75 per share, the market prices of the Common Stock on the dates of grant.

       (3) Mr. Winn is the owner of 329,167 shares of the Company's Common Stock, and has options to purchase 12,500 shares of Common Stock at $.75 per share. Excludes 329,166 shares and options to purchase 12,500 shares owned by Mr. Winn's wife, Mary, of which shares Mr. Winn disclaims beneficial ownership.

       (4) Mrs. Winn is the owner of 329,166 shares of the Company's Common Stock, and has options to purchase 12,500 shares of Common Stock at $.75 per share. Excludes 329,167 shares and options to purchase 12,500 shares owned by Ms. Winn's husband, Robert, of which shares Ms. Winn disclaims beneficial ownership.

       (5) Mr. Ovadia is the Trustee of the Ovadia Family Trust which is the sole owner of 1,799,130 shares of the Company's Common Stock, and 573,341 shares of the Company's Series C Preferred Stock. Additionally, the Ovadia Family Trust owns 320,074 shares of the Company's Common Stock and 102,000 shares of the Company's Series C Preferred Stock as tenants-in-common with Kevin Fischer and Linda Fischer, which are included herein. See notes (13) and (14) below. Each share of Series C Preferred Stock is automatically convertible into 7.155058 shares of the Company's Common Stock upon the filing of Articles of Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company to not less than 25,000,000.

       (6) Mr. Russo owns options to purchase 50,000 shares of Common Stock at $.75 per share.

       (7) 2974711 Canada, Inc., of which Mr. Wildstein is the controlling shareholder, is the owner of 805,077 shares of the Company's Common Stock and 256,559 shares of the Company's Series C Preferred Stock. Each share of Series C Preferred Stock is automatically convertible into 7.155058 shares of the Company's Common Stock upon the filing of Articles of Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company to not less than 25,000,000.

       (8) Includes shares issuable upon exercise of all options and warrants beneficially owned by such persons, and excludes shares of which beneficial ownership is disclaimed.

       (9) Mr. Hyman owns 185,500 shares of the Company's Common Stock, and options to acquire an additional 124,384 shares at $3.125 per share, 24,100 shares at $3.625 per share, 30,000 shares at $2.50 per share and 50,000 shares at $2.00 per share, the market prices of the Common Stock

                                             (FOOTNOTES CONTINUED ON NEXT PAGE.)

on the dates of grant. Excludes 125,000 shares owned by Mr. Hyman's wife, JoAnne, of which shares Mr. Hyman disclaims beneficial ownership.

       (10) SFL owns 390,154 shares of the Company's Common Stock and has Warrants to acquire 110,000 shares of Common Stock at an exercise price of $1.30 per share.

       (11) D'Arrigo owns of record 300,000 shares of the Company's Common Stock as well as the outstanding shares of the Company's Series B-1 Preferred Stock, which pursuant to its terms is convertible into 335,417 shares of the Company's Common Stock.

       (12) Mr. Fischer owns 128,343 shares of the Company's Common Stock and 40,900 shares of the Company's Series C Preferred Stock. Excludes 85,353 shares of the Company's Common Stock and 27,200 shares of the Company's Series C Preferred Stock owned by Mr. Fischer's wife, Linda Fischer, individually, of which shares he disclaims beneficial ownership. Also excludes 320,074 shares of the Company's Common Stock and 102,000 shares of the Company's Series C Preferred Stock held as tenants-in-common with Ovadia Family Trust and Mr. Fischer's wife, Linda Fischer, which are listed separately herein. Each share of Series C Preferred Stock is automatically convertible into 7.155058 shares of the Company's Common Stock upon the filing of Articles of Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company to not less than 25,000,000.

       (13) Ovadia Family Trust is the sole owner of 1,799,130 shares of the Company's Common Stock and 573,341 shares of the Company's Series C Preferred Stock. Also includes 320,074 shares of the Company's Common Stock and 102,000 shares of the Company's Series C Preferred Stock owned as tenants-in-common by the Ovadia Family Trust, Kevin Fischer and Linda Fischer. See note (14). Solomon Ovadia is the Trustee of the Ovadia Family Trust. See note (5). Each share of Series C Preferred Stock is automatically convertible into 7.155058 shares of the Company's Common Stock upon the filing of Articles of Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company to not less than 25,000,000.

       (14) Ovadia Family Trust, Kevin Fischer and Linda Fischer are co-owners as tenants-in-common of 320,074 shares of the Company's Common Stock and 102,000 shares of the Company's Series C Preferred Stock. Excludes 1,799,130 shares of the Company's Common Stock and 573,341 shares of the Company's Series C Preferred Stock owned individually by the Ovadia Family Trust. See note (13). Solomon Ovadia is the Trustee of the Ovadia Family Trust. See note (5). Each share of Series C Preferred Stock is automatically convertible into 7.155058 shares of the Company's Common Stock upon the filing of Articles of Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company to not less than 25,000,000.

       (15) Consists of Kenneth Gordon, Solomon Ovadia, Richard Russo, Leon Wildstein, Mary S. Winn and Robert D. Winn.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            SFL, a principal shareholder of the Company, is the largest supplier of the Company's ophthalmic frames. During the years ended June 30, 1997 and 1996, the Company's purchases from SFL amounted to $1,769,528 or 20.8% and $3,318,000 or 35%, respectively, of total purchases. Due to related parties at June 30, 1997 and 1996 includes approximately $196,000 and $450,000, respectively, of amounts due to this affiliated party for these purchases. The Company believes that its purchases of products from SFL have been on terms and conditions at least as favorable to the Company as could have been obtained elsewhere.

            D'Arrigo, the holder of the outstanding shares of the Company's Series B-1 Preferred Stock, is a large supplier of ophthalmic frames for EMA, which the Company acquired in June 1995. The Company currently anticipates that it will continue to purchase significant quantities of frames from D'Arrigo, and anticipates that such purchases will be on terms as least as favorable to the Company as could be obtained elsewhere.

            During the year ended June 30, 1996, D'Arrigo agreed to exchange $1,150,000 of EMA's accounts payable balance for $1,150,000 in Series B Preferred Stock, which was subsequently reclassified as 162,478 shares of Series B-1 Preferred Stock and 67,522 shares of Series B-2 Preferred Stock. Each share of Series B-1 Preferred Stock is convertible into 2.064384 shares of the Company's Common Stock, and each share of the Company's Series B-2 Preferred Stock is convertible into 3.096635 shares of the Company's Common Stock. In the event of any liquidation, the holders of shares of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are entitled to receive out of assets of the Company available for distribution to shareholders before any distribution of assets is made to holders of Common Stock, a liquidating distribution in the amount of $5.00 per share.

            In addition, the remaining accounts payable balance at June 30, 1995 of $1,523,734 was converted into a non-interest bearing note payable due to D'Arrigo of $1,128,674, payable in 32 equal monthly payments, and $250,000 in cash. The Series B Preferred was reclassified into 162,478 shares of Series B-1 Preferred Stock and 67,522 shares of Series B-2 Preferred Stock to reflect a 20% discount on the conversion price of $3.00 on 70% of the original Series B Preferred Stock given by the Company to D'Arrigo in exchange for D'Arrigo's forgiveness of six monthly payments amounting to $239,729 on July 2, 1996 resulting in a gain of approximately $100,000 to the Company. As of the quarter ended June 30, 1997, $415,397 principal amount of the note remained outstanding. Also in March 1997, the Company agreed to exchange $300,000 of debt to D'Arrigo for 300,000 shares of the Company's Common Stock. All of the shares of Series B-2 Preferred Stock were converted to shares of Common Stock in June 1997.

            In 1996, the Company issued 246,154 shares of Common Stock to a vendor in settlement of $400,000 of accounts payable.

            At June 30, 1996, the Company has accrued $130,000 for amounts due to the former Chief Executive Officer of the Company under a compensation settlement agreement. As of the year ended June 30, 1997, the Company had paid $67,924 of the accrued amount due.

            In April 1997, Trevi S.p.A., a supplier of frames, exchanged approximately $185,000 of the Company's accounts payable to it for 125,000 shares of the Company's Common Stock.

            In connection with the Solovision Acquisition, the Company entered into a commercial lease with Miami Opti Mart, Inc., as lessor, for 16,550 square feet of commercial real property located at 2 N.E. 40 Street, Miami, Florida 33137. Miami Opti Mart, Inc. is a Florida corporation controlled by Solomon Ovadia, the Company's President and member of the Board of Directors. The lease is for a term of five years commencing on the later of July 1, 1997 or on the date of occupancy by the Company, and ending on June 30, 2002, with a renewal option for an additional five-year term. The monthly rent is $10,300. The Company relocated its executive offices to this location during October 1997.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  2.1 Agreement and Plan of Merger dated as of June 26, 1997 by and among Ocean Optique Distributors, Inc.; Ocean Acquisition Corporation; Solovision Optical, Inc.; Solomon Ovadia; and Leon Wildstein and Ovadia Family Trust.(5)

                  3.1      Restated Articles of Incorporation.(1)

                  3.2      By-Laws.(1)

                  10.1     Stock Option Plan.(1)

                  10.2 Exclusive Licensing Agreement with Jacques Fath and translation.(1)

                  10.3 Business Property Lease, dated August 19, 1993, between Turnpike-McNeil Development, Ltd., and Ocean Optique Distributors, Inc.(3)

                  10.4 License Agreement between Classic Optical, Inc., and Hallmark Cards, Incorporated (Crayola License), dated January 29, 1991.(3)

                  10.5 License Agreement between Classic Optical, Inc., and Chevrolet (Geo), dated March 25, 1992.(3)

                  10.6     Commercial Lease between Miami Opti Mart, Inc.
                           and Ocean Optique Distributors, Inc. dated as of June 27, 1997.(6)

                  10.7 Form of Robert D. Winn and Mary S. Winn Employment Agreement.(4)

                  10.8 Employment Agreement dated as of June 26, 1997 between Ocean Optique Distributors, Inc. and Solomon Ovadia.(6)

                  10.9     EMA Acquisition Agreement.(4)

                  10.10    Loan and Security Agreement between Ocean
                           Optique Distributors, Inc., Classic Optical, Inc., European Manufacturers Agency, Inc., and Coast Business Credit, dated as of May 28, 1997.(6)

                  10.11    First Amendment to Schedule to Loan and
                           Security Agreement dated as of June 25, 1997.(6)

                  10.12 Second Amendment to Schedule to Loan and Security Agreement dated as of August 6, 1997.*

                  11.1     Statement re: Computation of Per Share Earnings.*

                  21.1     Subsidiaries of the Registrant.(6)

                  23.1     Consent of Grant Thornton LLP.*

                  23.2     Consent of Rachlin, Cohen & Holtz.*

                  27.1     Financial Data Schedule (for Commission use only).*

            (b)   REPORTS ON FORM 8-K

                  A current report on Form 8-K was filed during the last quarter of the Company's fiscal year ended June 30, 1997.

----------------------
*  Filed herewith.

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

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 21, 1995.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 27, 1997.

(6) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-331469) declared effective August 4, 1997.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OCEAN OPTIQUE DISTRIBUTORS, INC.

Dated:  October 22, 1997          By: /s/ KENNETH J. GORDON
                                      -----------------------------------------
                                      Kenneth J. Gordon, Principal Accounting
                                      Officer and Chief Financial Officer




       SIGNATURE                                 TITLE                                         DATE
       ---------                                 -----                                         ----
/s/ SOLOMON OVADIA                             President and Director                    October 22, 1997
------------------------------------
Solomon Ovadia

/s/ KENNETH J. GORDON                          Principal Accounting                      October 22, 1997
------------------------------------           Officer, Chief Financial
Kenneth J. Gordon                              Officer and Director


/s/ RICHARD RUSSO                              Director                                  October 22, 1997
------------------------------------
Richard Russo

/s/ LEON WILDSTEIN                             Director                                  October 22, 1997
------------------------------------
Leon Wildstein

/s/ ROBERT D. WINN                             Senior Vice President Sales               October 22, 1997
------------------------------------           and Marketing and Director
Robert D. Winn


                                   APPENDIX A

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants (Grant Thornton LLP).....F-2

Report of Independent Certified Public Accountants (Rachlin Cohen & Holtz)..F-3

Consolidated Balance Sheet as of June 30, 1997..............................F-4

Consolidated Statements of Operations for the Six Months Ended June 30,
     1997 and 1996 and the Years Ended December 31, 1996 and 1995...........F-5

Consolidated Statement of Stockholders' Equity for the Year Ended
     June 30, 1997..........................................................F-6

Consolidated Statements of Cash Flows for the Six Months Ended June 30,
     1997 and 1996 and the Years Ended December 31, 1996 and 1995.....F-7 - F-8

Notes to Consolidated Financial Statements..................................F-9

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Ocean Optique Distributors, Inc.

We have audited the accompanying consolidated balance sheet of Ocean Optique Distributors, Inc. and Subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Optique Distributors, Inc. and Subsidiaries as of June 30, 1997, and the consolidated results of their operations and their consolidated cash flows for the six months then ended, in conformity with generally accepted accounting principles.

/s/ GRANT THORNTON LLP

Miami, Florida

September 22, 1997 (except for Note 18, as to which the date is October 17, 1997)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Solovision Optical, Inc.
Miami, Florida

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Solovision Optical, Inc. (including the accounts of Sorrento Eyewear, Inc., which was merged into the Company on June 27, 1997) for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the results of operations and cash flows of Solovision Optical, Inc. for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                              /s/ RACHLIN COHEN & HOLTZ

Miami, Florida
June 10, 1997 except for the merger of
     Sorrento Eyewear, Inc. into the Company, as to which the date is June 27, 1997


                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1997

                                     ASSETS
Current assets
     Cash and cash equivalents                                                       $        54,868
     Certificate of deposit - restricted                                                      65,000
     Accounts receivable, net of allowance for doubtful accounts of $289,865               2,535,435
     Inventory                                                                             4,994,655
     Prepaid expenses and other current assets                                                89,929
     Deferred income taxes                                                                   130,229
                                                                                     ---------------
                  Total current assets                                                     7,870,116

Property, plant and equipment, net                                                           370,795
Security deposits and other assets                                                            23,983
Debt issue costs, net                                                                         76,522
Deferred income taxes                                                                          4,303
Intangible assets                                                                          1,928,980
                                                                                     ---------------

                  Total assets                                                       $    10,274,699
                                                                                     ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Line of credit                                                                  $     3,233,534
     Accounts payable                                                                      2,570,818
     Accrued expenses                                                                        407,023
     Income tax payable                                                                       94,029
     Current portion of long-term debt                                                       614,693
     Note payable officers                                                                   140,000
                                                                                     ---------------
                  Total current liabilities                                                7,060,097

8% Convertible subordinated debentures                                                       341,250
Long-term debt                                                                                56,869
Deferred income taxes                                                                         96,432

Stockholders' equity
     Preferred stock, no par value, 5,000,000 shares authorized; shares issued:
         Series A cumulative convertible 3% preferred stock, 214,500 shares
           outstanding (liquidation value-$536,250)                                           95,151
         Series B-1, 2% convertible preferred stock, 162,478 shares outstanding
           (liquidation value-$812,390)                                                       64,016
         Series C non-cumulative convertible preferred stock, 1,000,000 shares
           outstanding                                                                     1,697,037
     Common stock, no par value; 10,000,000 shares authorized, 7,569,550
       issued and outstanding                                                                      -
     Paid-in capital                                                                         744,265
     Retained earnings                                                                       119,582
                                                                                     ---------------
                  Total stockholders' equity                                               2,720,051
                                                                                     ---------------

                  Total liabilities and stockholders' equity                         $    10,274,699
                                                                                     ===============

The accompanying notes are an integral part of this statement.



                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                   AND YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                            (UNAUDITED)
                                        SIX MONTHS          SIX MONTHS           YEAR ENDED         YEAR ENDED
                                           ENDED               ENDED            DECEMBER 31,        DECEMBER 31,
                                      JUNE 30, 1997       JUNE 30, 1996              1996              1995
                                      ---------------     ---------------    ----------------    ---------------
Net sales                             $     1,706,315     $     1,366,351    $      2,636,718    $     1,274,641

Cost of sales                               1,084,670             882,548           1,762,753            808,676
                                      ---------------     ---------------    ----------------    ---------------

Gross profit                                  621,645             483,803             873,965            465,965

Selling, general and
  administrative expenses                     448,757             362,237             711,767            480,198

Depreciation and
  amortization                                 14,826               8,794              17,912              3,686
                                      ---------------     ---------------    ----------------    ---------------

                                              463,583             371,031             729,679            483,884
                                      ---------------     ---------------    ----------------    ---------------

Income (loss) from
  operations                                  158,062             112,772             144,286            (17,919)

Interest expense                               14,801               1,929              10,692                  -
                                      ---------------     ---------------    ----------------    ---------------

Income (loss) before
  income taxes                                143,261             110,843             133,594            (17,919)

Provision (credit) for
  income taxes                                 55,950              32,000              35,600             (3,000)
                                      ---------------     ---------------    ----------------    ---------------

Net income (loss)                              87,311              78,843              97,994            (14,919)
                                      ---------------     ---------------    ----------------    ---------------

Net income (loss) per
  share of common
  stock                               $           .01     $           .01    $            .01    $             -
                                      ===============     ===============    ================    ===============

Weighted average
  number of common
  shares outstanding                       10,342,255          10,293,035          10,293,035         10,293,035
                                      ===============     ===============    ================    ===============


The accompanying notes are an integral part of this statement.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            YEAR ENDED JUNE 30, 1997


                                       SERIES A                         SERIES B                       SERIES C
                                    PREFERRED STOCK                  PREFERRED STOCK                PREFERRED STOCK
                          -----------------------------   ----------------------------    --------------------------
                               NUMBER OF                      NUMBER OF                      NUMBER OF
                               SHARES          AMOUNT         SHARES          AMOUNT         SHARES         AMOUNT
                          ---------------- ------------   --------------- ------------    ------------- ------------
Balance January 1,
  1995 as restated                   -      $        -              -      $        -                    $         -

Net loss                             -               -              -               -               -              -
                           -----------     -----------    -----------     -----------    ------------    -----------

Balance December 31,
  1995                               -               -              -               -                              -

Net income                           -               -              -               -               -              -
                           -----------     -----------    -----------     -----------    ------------    -----------

Balance December 31,
  1996                               -               -              -               -                              -

Capitalization of related-
  party debt                         -               -              -               -               -              -

Merger of Ocean Optique        214,500          95,151        162,478          64,016       1,000,000      1,697,037

Net income for the six
  months ended June 30,
  1997                               -               -              -               -               -              -
                           -----------     -----------    -----------     -----------     -----------    -----------

Balance, June 30,
  1997                         214,500     $    95,151        162,478     $    64,016       1,000,000    $ 1,697,037
                           ===========     ===========    ===========     ===========     ===========    ===========



                                              COMMON STOCK
                                      --------------------------                        RETAINED
                                          COMMON        COMMON         PAID-IN          EARNINGS
                                          SHARES         STOCK         CAPITAL         (DEFICIT)
                                      --------------------------    ------------    --------------
Balance January 1,                          1,000         $  100    $   299,900     $     (50,804)
  1995 as restated
                                                -              -             -            (14,919)
Net loss                              -----------    -----------    -----------     -------------


Balance December 31,                        1,000            100        299,900           (65,723)
  1995
                                                -              -              -            97,994
Net income                            -----------    -----------    -----------     -------------


Balance December 31,                        1,000            100        299,900            32,271
  1996

Capitalization of related-                      -              -        216,311                 -
  party debt
                                        7,568,550           (100)       228,054                 -
Merger of Ocean Optique

Net income for the six
  months ended June 30,                         -              -              -            87,311
  1997                                -----------    -----------    -----------     -------------


Balance, June 30,                       7,569,550              -    $   744,265     $     119,582
  1997                                ===========    ===========    ===========     =============


The accompanying notes are an integral part of this statement.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (UNAUDITED)
                                                SIX MONTHS         SIX MONTHS       YEAR ENDED       YEAR ENDED
                                                   ENDED              ENDED         DECEMBER 31,     DECEMBER 31,
                                               JUNE 30, 1997      JUNE 30, 1996        1996              1995
                                               -------------      -------------     ------------     ------------
Cash flows from operating activities
     Net income                                $      87,311    $      80,842     $      97,994    $     (14,919)
     Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities
         Provision for inventory obsolescence         10,000           44,438            88,875                -
         Depreciation and amortization                14,826            8,794            17,912            3,686
         Bad debt expense                             62,251                -                 -                -
         Deferred income taxes                       (38,100)          19,500            19,500           (3,000)
     Changes in operating assets and liabilities
         Decrease (increase) in:
              Accounts receivable                     59,510          (66,093)          (17,470)        (136,562)
              Inventory                             (321,193)         245,925            69,757         (320,406)
              Prepaid expenses and other
                current assets                        19,873          (11,805)          (23,811)           9,594
              Other assets                                 -           (1,085)           (2,613)           3,693
         Increase (decrease) in:
              Accounts payable and accrued
                expenses                             (50,814)        (221,731)         (156,294)         429,129
              Bank overdraft                               -            6,042                 -                -
              Income tax payable                      77,929           10,500            16,100                -
                                               -------------    -------------     -------------    -------------
                  Net cash provided by
                    (used in) operating
                    activities                       (78,407)         115,327           109,950          (28,785)
                                               -------------    -------------     -------------    -------------

Cash flows from investing activities
     Expenditures for property and
       equipment                                     (89,769)         (11,010)          (10,825)          (7,245)
     Advances to affiliates                          (23,775)        (140,691)         (146,739)         (13,104)
     Cash from acquired business                     166,290                -                 -                -
     Acquisition costs                              (100,000)               -                 -                -
     Repayment of advances to affiliates                   -                -            13,104                -
                                               -------------    -------------     -------------    -------------
                  Net cash used in
                    investing activities             (47,254)        (151,701)         (144,460)         (20,349)
                                               -------------    -------------     -------------    -------------

Cash flows from financing activities
     Increase (decrease) in bank overdraft                 -                -           (24,473)          24,473
     Proceeds from notes payable                     176,568           43,234            13,198                -
     Repayments of notes payable                     (24,217)               -           (28,034)               -
     Borrowings from affiliates                       85,775                -            80,722           17,496
                                               -------------    -------------     -------------    -------------
                  Net cash provided by
                    financing activities             238,126           43,234            41,413           41,969
                                               -------------    -------------     -------------    -------------

                                                                    (continued)
                                      F-7



                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  (UNAUDITED)
                                                 SIX MONTHS       SIX MONTHS       YEAR ENDED       YEAR ENDED
                                                    ENDED            ENDED         DECEMBER 31,     DECEMBER 31,
                                               JUNE 30, 1997     JUNE 30, 1996        1996               1995
                                               -------------    --------------    -------------    -------------
Increase (decrease in cash)                    $     112,465    $       6,860     $       6,903           (7,165)

Cash, beginning                                        7,403              500               500            7,665
                                               -------------    -------------     -------------    -------------

Cash, ending                                   $     119,868    $       7,360     $       7,403    $         500
                                               =============    =============     =============    =============

Supplemental disclosure of cash flows
  information

     Cash paid during the period for
       interest                                $      14,801    $       1,929     $      14,316    $           -
                                               =============    =============     =============    =============
     Taxes paid during the year                $       5,000    $           -     $           -    $           -
                                               =============    =============     =============    =============

Non cash financing and investing activities:
     Conversion of related party debt
       to equity                               $     216,311    $           -     $           -    $           -
                                               =============    =============     =============    =============
     Conversion of accounts receivable
       to stockholder loans                    $      57,304    $           -     $           -    $           -
                                               =============    =============     =============    =============

     Issuance of Note Payable to
       stockholders in exchange for
       property and equipment                  $           -    $           -     $      10,000    $           -
                                               =============    =============     =============    =============

     Settlement of Stock Subscription
       receivable by receipt of inventory      $           -    $           -     $           -    $      50,000
                                               =============    =============     =============    =============

     Acquisition of inventory
         Forgiveness of note receivable
           from related parties                $           -    $           -     $     101,000    $           -
         Issuance of a note payable to a
           related party                                   -                -           100,000                -
                                               -------------    -------------     -------------    -------------

                                               $           -    $           -     $     201,000    $           -
                                               =============    =============     =============    =============
     Acquisition of property
         Write-off of a due to a related party $           -    $           -     $     (24,000)   $           -
         Assumption of a note payable of a
           related party                                   -                -            43,000                -
         Issuance of a note payable to a
           related party                                   -                -            71,000                -
                                               -------------    -------------     -------------    -------------

                                               $                $           -     $      90,000    $           -
                                               =============    =============     =============    =============

     Acquisition of business
         Fair value of assets acquired         $   6,964,468    $           -     $           -    $           -
                                               =============    =============     =============    =============
         Liabilities assumed                   $   6,877,210    $           -     $           -    $           -
                                               =============    =============     =============    =============
         Cost in excess of net assets
           acquired                            $   1,928,980    $           -     $           -    $           -
                                               =============    =============     =============    =============


The accompanying notes are an integral part of this statement.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE 1 - ORGANIZATION

     Ocean Optique Distributors, Inc. (the "Company") was incorporated under the laws of the State of Florida on May 31, 1988. The Company is an importer and distributor of eyeglass frames.

     On June 27, 1997, the Company acquired all of the common stock of Solovision Optical, Inc. ("Solo"), a Florida corporation. For accounting purposes the acquisition has been treated as a recapitalization of Solo with Solo as the acquirer (reverse acquisition) (see Note 3). Solo is engaged in importing, exporting, marketing and distributing moderately priced eyeglass frames and importing and distributing optical equipment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)   BASIS FOR CONSOLIDATION

           The consolidated financial statements include the accounts of Ocean Optique Distributors, Inc., and its wholly owned subsidiaries, Classic Optical, Inc. ("Classic"), European Manufactures Agency, Inc. ("EMA") and Solo. The results of operations of the Company represents that of Solo only in as much as the acquisition is treated as a reverse acquisition. All significant intercompany transactions and balances have been eliminated.

     (B)   CASH AND CASH EQUIVALENTS

           Cash and cash equivalents include cash on deposit at banks, money market funds, short-term highly liquid investments with original maturities of three months or less and foreign currency.

     (C)   FOREIGN CURRENCY TRANSACTIONS

           The Company purchases inventory from certain foreign vendors in foreign currency. Foreign currency totaling $1,516,951 at June 30, 1997 is carried at current market exchange rates. Gains or losses from changes in exchange rates are recognized in the consolidated statement of operations in the period of occurrence.

                                                                     (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997

     (D)   INCOME TAXES

           Deferred income taxes have been provided for elements of income and expenses which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

     (E)   USE OF ESTIMATES

           In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     (F)   FAIR VALUE OF FINANCIAL INSTRUMENTS

           Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at June 30, 1997.

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

                                                                     (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     (I)   INTANGIBLE ASSETS

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997



           Intangible asset is comprised of goodwill as a result of the acquisition of Solo which was accounted for as a reverse acquisition (ie. Solo is the accounting acquirer) (see Note 3). Goodwill of $1,928,980 resulted from this acquisition. Since the acquisition of Solo took place on June 27, 1997 no amortization expense has been recorded for the six months ended June 30, 1997. Goodwill will be amortized over a period of ten years on a straight-line basis beginning July 1997.

     (J)   REVENUE RECOGNITION

           Revenue is recognized when earned as goods are shipped to customers.

     (K)   ADVERTISING

           The costs of advertising, promotion and marketing programs are charged to operations in the year incurred.

     (L)   NET (LOSS) INCOME PER SHARE OF COMMON STOCK

           Net (loss) income per share of common stock is computed based upon the weighted average number of common shares and common stock equivalents outstanding during the year. Included in the weighted average number of shares calculation is the retroactive effect of the 3,137,977 Common shares and the 1,000,000 Series C non-cumulative Convertible Preferred shares issued in the acquisition of Solovision Optical, Inc.

     (M)   ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

           The Company evaluates long-lived assets and certain intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized when the carrying amounts of such assets and liabilities cannot be recovered by the undiscounted net cash flow they will generate.

                                                                     (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     (N)   STOCK OPTIONS

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997



           Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which require additional proforma disclosures for the Company which will continue to account for employee stock options under the intrinsic value method specified in APB 25 (see Note 16).

NOTE 3 - ACQUISITIONS

     On June 27, 1997, the Company acquired all the outstanding common stock of Solo for 3,137,977 shares of common stock and 1,000,000 shares of Series C non-cumulative preferred stock. For accounting purposes the acquisition has been treated as a recapitalization of Solo with Solo as the acquirer (reverse acquisition). The historical financial statements prior to June 27, 1997 are those of Solo. Pro forma information giving effect to the acquisition as if the acquisition took place January 1, 1996 are as follows:

            PRO FORMA CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 1997

                                                                                   PRO FORMA
                                                 OCEAN           SOLOVISION       ADJUSTMENTS          COMBINED
                                             --------------     -------------    -------------      -------------
Net sales                                   $    5,564,742    $   1,706,315     $           -      $   7,271,057

Cost of goods sold                               4,528,210        1,084,670                 -          5,612,880

Gross profit                                     1,036,532          621,645                 -          1,658,177

Selling, general and administrative
  expenses                                       2,043,664          463,583            96,449  (1)     2,603,696

Interest expense, net                              149,429           14,801                 -            164,230

Income tax expense (benefit)                             -           55,950                 -             55,950

Dividends paid on convertible preferred
  stock                                             24,273                -                 -             24,273
                                            --------------    -------------     -------------      -------------

Net income (loss) applicable to common
  stockholders                              $   (1,180,834)   $      87,311     $     (96,449)     $  (1,189,972)
                                            ==============    =============     =============      =============

Net loss per share                                                                                 $        (.12)
                                                                                                   =============

Weighted average number of common
  shares outstanding                                                                                  10,337,735
                                                                                                   =============

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997


NOTE 3 - ACQUISITIONS - CONTINUED

                          YEAR ENDED DECEMBER 31, 1996

                                                                                  PRO FORMA
                                                 OCEAN           SOLOVISION      ADJUSTMENTS         COMBINED
                                            --------------    ----------------  -------------      -------------
Net sales                                   $   13,723,575    $   2,636,718     $           -      $  16,360,293

Cost of goods sold                              11,725,797        1,762,753                 -         13,488,550

Gross profit                                     1,997,778          873,965                 -          2,871,743

Selling, general and administrative
  expenses                                       9,291,783          729,679           192,898  (2)    10,214,360

Interest expense, net                              416,277           10,692                 -            426,969

Income tax (benefit) expense                       (53,096)          35,600                 -            (17,496)

Dividends paid on convertible preferred
  stock                                             62,684                -                 -             62,684
                                            --------------    -------------     -------------      -------------

Net income (loss) applicable to common
  stockholders                              $   (7,719,870)   $      97,994     $    (192,898)     $  (7,814,774)
                                            ==============    =============     =============      =============

Net loss per share                                                                                 $        (.76)
                                                                                                   =============

Weighted average number of common
  shares outstanding                                                                                  10,293,035
                                                                                                   =============

(1) To record six months of goodwill amortization based on goodwill of $1,928,980 amortized over ten years.

(2) To record one year of goodwill amortization based on goodwill of $1,928,980 amortized over ten years.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30, 1997:

                           Furniture and fixtures             $   501,216
                           Machinery and equipment                363,132
                           Leasehold improvements                  66,002
                           Automobiles                            128,772
                                                              -----------
                                                                1,059,122

                           Less:  Accumulated deprecation         688,327
                                                              -----------
                           Property and equipment, net        $   370,795
                                                              ===========

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997

NOTE 5 - INCOME TAXES

     As of June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,482,714, which subject to limitations are available to offset taxable income and income taxes, if any, through the year 2012. The annual limitation on deductability of the net operating loss carryforward is approximately $350,000. The net change in the valuation allowance was $3,189 for the six months ended June 30, 1997. The net increase in the valuation allowance is necessary because it is more likely than not that the related deferred tax assets will not be realized.

     The components of the provision (benefit) for income taxes are as follows:

                                                                    DECEMBER 31,        DECEMBER 31,
                                                   JUNE 1997            1996                1995
                                               ---------------    ----------------   ---------------
              Current
                  Federal                      $        79,960    $         17,709    $            -
                  State                                 14,100               1,891                 -
                                               ---------------    ----------------    --------------
                      Total current
                        provision              $        94,050    $         19,600    $            -
                                               ===============    ================    ==============

              Deferred
                  Federal                      $       (38,100)   $         14,457    $       (2,710)
                  State                                     -                1,543              (290)
                                               ---------------    ----------------    --------------
                      Total deferred
                        provision
                        (benefit)              $       (38,100)   $         16,000    $       (3,000)
                                               ===============    ================    ==============

                      Total provision
                        (benefit)              $        55,950    $         35,600    $       (3,000)
                                               ===============    ================    ==============

     The provision of Federal income taxes for the years ended June 30, 1997 differs from that computed at the statutory federal corporate tax rate as follows:

              Provision at statutory rate                      $        48,709

              State tax, net of federal benefit                          7,879

              Other                                                       (638)
                                                               ---------------
                                                               $        55,950
                                                               ===============

     The reconciling items in the prior years are insignificant and therefore a reconciliation between the provision (benefit) for federal income taxes and that computed at the statutory rates for the years ended December 31, 1996 and 1995 will not be presented.

                                                                     (continued)

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997

NOTE 5 - INCOME TAXES - CONTINUED

     Deferred tax assets (liabilities) consist of the following:

              Deferred assets
                  Accounts receivable principally due to
                    allowance for bad debts                                           $       108,135
                  Inventories principally due to additional
                    costs inventoried for tax purposes and
                    reserve for slow moving inventories                                     1,947,645
                  Net operating loss carryforwards                                          1,666,845
                  Other                                                                        75,565
                                                                                      ---------------

                           Total gross deferred tax assets                                  2,818,190

              Less:  Valuation allowance                                                   (2,683,659)
                                                                                      ---------------

              Net deferred tax assets                                                 $       134,532
                                                                                      ===============

              Deferred liabilities
                  Property and equipment                                              $       (96,432)
                                                                                      ---------------

                           Total gross deferred tax liabilities                               (96,432)
                                                                                      ---------------
              Net deferred tax assets                                                 $        38,100
                                                                                      ===============

NOTE 6 - LINES OF CREDIT

     On May 28, 1997, the Company obtained a new line of credit. The line of credit allows the Company to borrow up to $4,000,000 and is collateralized by a pledge of all of the Company's assets. Borrowings under this agreement are limited to the sum of 70% of eligible accounts receivable and 55% of eligible inventory, (not to exceed $2,000,000). Interest on the line of credit is 2% over the prime lending rate of the Bank of America (10-1/2% at June 30, 1997), and is payable monthly. The credit line matures on June 30, 2000 subject to automatic annual renewal but can be terminated by either party within a 120 day written notice of the renewal date. The available amount that can be borrowed at June 30, 1997 was $337,726.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997

NOTE 7 - LONG-TERM DEBT

     Notes payable as of June 30, 1997 is comprised of the following:

           Note payable to bank bearing interest at 3% over the certificate of deposit rate (4.75%), due on demand, collateralized by certificate of
           deposit of $65,000                                                     $ 65,000

           Notes payable bearing interest ranging from 9.75% to 11.1%, payable in monthly installments ranging from $333 to $2,484 including
           interest, maturing through April 2000.                                   22,976

           Note payable to bank bearing interest at 9.5%, payable in monthly
           installments of $1,484 including interest, maturing in April 2002.       68,814

           Note payable to bank bearing interest at 2% over certificate of deposit rate (7.5%), payable monthly, due on demand, collateralized
           by certificate of deposit.                                               99,375

           Note payable due to related party, noninterest bearing, payable monthly in equal installments of $39,954, maturing in February 1998,
           net of unamortized discount of $145,060.                                415,397
                                                                                ----------
                                                                                   671,562

           Less:  Current portion                                                  614,693
                                                                                ----------
           Long-term portion                                                     $  56,869
                                                                                ==========

     The aggregate maturities of notes payable at June 30, 1997 are summarized as follows:

                                      1998           $     614,693
                                      1999                  16,445
                                      2000                  16,596
                                      2001                  15,643
                                      2002                   8,185
                                                     -------------

                                                     $     671,562
                                                     =============

NOTE 8 - NOTE PAYABLE - OFFICERS

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997

     Notes payable - officers consists of $140,000 of loans payable to officers of Solovision. The loans bear no interest and $100,000 of these loans is secured by debentures. The loans mature in fiscal 1998.

NOTE 9 - CONCENTRATION OF CREDIT RISK

     Approximately eighty percent of the Company's customers are required to pay for goods on delivery. The Company extends credit to the remaining twenty percent of its customers based on an evaluation of the customer's financial condition. The Company monitors exposure to credit losses and maintains allowances for anticipated losses necessary under the circumstances.

NOTE 10 - RELATED PARTY TRANSACTIONS

     During the six month ended June 30, 1997, the Company purchased approximately $2,097,706 of eyeglass frames from affiliated parties through the ownership of common stock. At June 30, 1997, accounts payable includes approximately $1,107,046 of amounts due to this affiliated party for these purchases. The Company also has notes payable to an affiliated party of $415,397.

     In April 1997, Trevi S.P.A., a supplier of frames, forgave approximately $185,000 of the Company's accounts payable and received 125,000 shares of the Company's common stock to offset same.

     In June 1997, $216,311 of related party loans were capitalized into equity.

NOTE 11 - CAPITAL TRANSACTION

     Effective as of June 21, 1995, Ocean Optique Distributors, Inc. consummated the acquisition through its wholly-owned subsidiary, Ocean Private Label, Inc. ("Ocean Private Label"), of all of the issued and outstanding capital stock of European Manufacturers Agency, Inc. ("EMA"). In accordance with the terms of that certain Agreement and Plan of Reorganization (the "Agreement"), dated as of June 21, 1995, by and among the Company, Ocean Private Label and the shareholders of EMA, the acquisition of the capital stock of EMA was structured as a tax free reorganization within the meaning of the Internal Revenue Code of 1986, as amended. Pursuant to said Agreement, EMA was merged into Ocean Private Label and Ocean acquired all of the issued and outstanding capital stock of EMA in exchange for an aggregate 533,333 shares of Common Stock of Ocean (the "Ocean Shares") and $400,000 in cash, representing a purchase price of approximately $2,000,000.

NOTE 11 - CAPITAL TRANSACTION - CONTINUED

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997



     With respect to the Ocean shares, 500,000 of said Ocean shares were placed in escrow (the "Escrow Shares"). The Escrow Shares were issued in the name of the Selling Shareholders of EMA, who possess all voting, dividend and liquidation rights, preferences and privileges for all of the 500,000 shares at June 30, 1995. The Escrow Shares are to be released on each of the four subsequent anniversary dates of the closing in accordance with a specified formula, providing for a minimum of 250,000 shares and maximum of 600,000 shares, depending on the average market price of the stock, as defined.

     On June 21, 1996, the first anniversary of the closing as stated above, 125,000 shares have been released from escrow. As of June 30, 1997, all shares have been released from escrow.

NOTE 12 - PREFERRED STOCK

     SERIES A PREFERRED STOCK

     The Company has designated 800,000 shares of Preferred Stock as Series A Preferred Stock. As of June 30, 1997, 388,500 shares of Series A Preferred Stock have been converted to a like number of shares of Common Stock. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends or, in the Company's sole discretion, cash equivalent stock dividends in the form of shares of Common Stock, at the annual rate of $0.075 per share. Each share of Series A Preferred Stock is convertible at any time into one share of Common Stock, subject to adjustment in certain events, including: the issuance of stock as a dividend on the Common Stock; stock splits, subdivisions or combinations of the Common Stock; or the distribution to all holders of the Common Stock, of evidences of indebtedness of the Company, cash (excluding ordinary cash dividends), other assets or rights or warrants to subscribe for or purchase any securities (other than those referred to above).

     The Series A Preferred Stock may not be redeemed by the Company. Holders of the Series A Preferred Stock do not vote on matters submitted to the Company's shareholders generally, except as may otherwise be required by law.

     SERIES B-1 AND SERIES B-2 PREFERRED STOCK

     Pursuant to an amendment to the Company's Articles of Incorporation filed in June 1997, the Company re-designated 162,478 shares of Preferred Stock previously designated Series B Preferred Stock as shares of Series B-1 Preferred Stock and 67,522 shares Series B-2 Preferred Stock.

                                                                     (continued)

NOTE 12 - PREFERRED STOCK - CONTINUED

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997



     SERIES B-1 AND SERIES B-2 PREFERRED STOCK - CONTINUED

     As of June 30, 1997, all of the Series B-2 Preferred Stock has been converted to shares of Common Stock, leaving the 162,478 shares of Series B-1 Preferred Stock outstanding. Each share of Series B-1 Preferred Stock is convertible into 2.064384 shares of the Company's Common Stock, and is entitled to a cumulative annual dividend of $0.10 per share, if and when dividends are declared by the Board of Directors of the Company. In the event of any liquidation, the holders of shares of Series B-1 Preferred Stock are entitled to receive out of assets of the Company available for distribution to shareholders before any distribution of assets is made to holders of Common Stock.

     The Series B-1 and Series B-2 Preferred Stock may not be redeemed by the Company. Holders of the Series B-1 and Series B-2 Preferred Stock do not vote on matters submitted to the Company's shareholders generally, except as may otherwise be required by law.

     SERIES C PREFERRED STOCK

     In connection with the acquisition of Solo (see Note 3), the Company issued 1,000,000 shares of Series C non-cumulative preferred stock. Pursuant to an amendment to the Company's Articles of Incorporation filed in June 1997, the Company will increase the number of authorized shares of the Company's stock to not less than 25,000,000 shares. In addition, each share of Series C Preferred Stock shall be automatically converted into 7.155058 shares of the Company's common stock. Such conversion shall be made as of the effective date of such Articles of Amendment and the rights of the converting holder of the shares of the Series C Preferred Stock are to be issued for all purposes as the record holder or holders of such Common Stock at the close of business of such date.

     On conversion, no payment or adjustment for dividends shall be made. The conversion rate will be subject to adjustment in certain events, including: the issuance of stock as a dividend on common stock; or the distribution to all holders of Common Stock of evidences of indebtedness of the Company, cash (excluding ordinary cash dividends), other assets or rights or warrants to subscribe for or purchase any securities.

                                                                     (continued)

NOTE 12 - PREFERRED STOCK - CONTINUED

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997



     SERIES C PREFERRED STOCK - CONTINUED

     No fractional shares of Common Stock will be issued upon conversion, but in lieu thereof, the Company at its option may round up the fractional share or pay an appropriate amount in cash based upon the reported last sales price of the shares of Common Stock on the day of conversion. Any shares of Series C Preferred Stock that at any time should have been converted have the status of authorized but unissued shares of Series C Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

NOTE 13 - CONVERTIBLE DEBENTURES

     The Debentures are unsecured debt securities, subordinated in right of payment to any debt of the Company (defined in the Debentures as any indebtedness, borrowed money or guarantee of such indebtedness) except debt that by its terms is not senior ("Senior Debt") in right of payment to the Debentures. The Debentures bear interest at the annual rate of 8% and mature in 1999. Interest is payable semi-annually in arrears on June 30th and December 31st of each year; provided, however, that the Company may, in its sole discretion, defer payment of any installment of interest for a period of six months until the next interest payment date.

     Pursuant to the terms of the Debentures as originally issued, the Debentures were convertible into shares of Common Stock at the rate of one share of Common Stock for each $3.50 of principal amount, subject to adjustment in the event of certain events, including: dividends or distributions on the Common Stock payable in shares of Common Stock; subdivisions, combinations or certain reclassifications of Common Stock; distributions to all holders of the Common Stock at less than the current market price at the time; or distributions to such holders of Common Stock of assets or debt securities of the Company or certain rights to purchase securities of the Company (excluding cash dividends or distributions from current retained earnings).

     In May 1996, the Company's Board of Directors authorized a change in the conversion rate of the Debentures to one share of Common Stock for each $1.65 of principal amount of Debentures. As of June 30, 1997, holders of Debentures totaling $1,233,750 in aggregate principal amount of Debentures have converted their debentures into 747,727 shares of Common Stock.

                                                                     (continued)

NOTE 13 - CONVERTIBLE DEBENTURES - CONTINUED

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997



     The Debentures may not be redeemed by the Company. Holders of the Debentures do not have voting rights and are not entitled to dividends. In the event of liquidation, dissolution or winding up of the Company, holders of Debentures will be junior to the holders of Senior Debt of the Company in any distribution of the Company's assets, but will be senior to the holders of shares of the Company's Common Stock and Preferred Stock.

NOTE 14 - WARRANTS

     As of June 30, 1997, the Company had outstanding Warrants to purchase an aggregate of 1,282,500 shares of the Company's Common Stock with exercise prices ranging from $.75 to $2.00 and maturity dates through December 31, 2003. Holders of the Warrants will be protected against dilution upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, reclassifications, recapitalizations, stock combinations or similar transactions. Holders of the Warrants have no voting rights and are not entitled to dividends. In the event of liquidation, dissolution or winding up of the Company, holders of Warrants will not be entitled to participate in any distribution of the Company's assets.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

     The Company currently leases their main office and warehouse space, on a five year term, at a monthly rent of $7,570. In addition, the Company leases a small warehouse storage facility, at a monthly rent of $812. This six month lease is renewable, and expires in November 1997. In connection with the Solovision Acquisition, the Company entered into a Commercial Lease with Miami Opti Mart, Inc. for 16,550 square feet of commercial real property located in Miami, Florida. Miami Opti Mart, Inc., is a Florida corporation controlled by Solomon Ovadia, the Company's new President and member of the Board of Directors. The lease is for a term of five years commencing on July 1, 1997 or on the date of occupancy by the Company, whichever is later, and ending on June 30, 2002, with a renewal option for an additional five year-year term. The monthly rent is $10,300. The Company currently anticipates relocating its executive offices to this location during the 1997 fiscal year.

                                                                     (continued)

NOTE 15 - COMMITMENTS AND CONTINGENCIES - CONTINUED

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997



     The following is a schedule of future minimum lease payments as of June 30, 1997, for operating leases having initial nocancelable lease terms in excess of one year:

                             YEAR ENDING JUNE 30,
                             -------------------
                                    1998                    $       246,649
                                    1999                            219,600
                                    2000                            155,600
                                    2001                            123,600
                                    2002                            123,600
                                    Thereafter                       30,900
                                                            ---------------

                                    Total minimum
                                      payments              $       899,949
                                                            ===============

     Rent expense charged to operations was approximately $123,000 for the six months ended June 30, 1997.

     The Company has acquired the exclusive rights to use certain trade names and trademarks, for use in the manufacture and sale of certain optical products. The agreements require the Company to maintain specified levels of product liability insurance, and to pay royalties of 3 to 7.5 percent on the sales of the specified license products with guaranteed minimum royalties aggregating to $37,500.

     As of June 30, 1997, the Company owes $60,000 to the Company's former Chief Executive Officer and two other key employees under termination settlement agreements.

     In June 1995, the Company entered into a four year employment agreement with the Director of the Company and his spouse, an employee. Pursuant to their employment agreements, they are to receive annual compensation of $104,000 each. In the event either of them dies or is deemed permanently disabled during his/her term of employment with the Company, then the annual compensation of the surviving shall be increased to $150,000 per annum.

NOTE 16 - STOCK OPTION PLAN

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997



     In July 1991, the Board of Directors and Stockholders of the Company adopted a Stock Option Plan (the "1991 Plan"), pursuant to which 54,000 (adjusted for stock dividend) shares of common stock of the Company were reserved for issuance. In November 1992, the Board adopted a new plan (the "1992 Plan"; the 1991 Plan and the 1992 Plan are jointly known as the "Plan"), which was approved by the stockholders in February 1993, and which provided for the issuance of 240,000 (adjusted for stock dividend) shares. The number of shares issuable under the 1992 Plan was increased to 750,000 at the Company's Annual Shareholders' Meeting held in December 1993.

     The Plans are administered by a Stock Option Committee appointed by the Company's board of directors (the "Committee"). The Committee has the authority to designate the key employees eligible to participate in the Plan, to prescribe the terms of award, to interpret the Plan, and to make all other determinations for administering the Plans.

     Prior the June 30, 1996, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing July 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

     The exercise price of all options granted by the Company equals the market price at the date of grant. No compensation expense has been recognized.

     Had compensation cost for the Employees' Stock Option Plan's options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                           1997         1996
                                                       ----------    ---------
                                                                    (Unaudited)
                  Net earnings (loss)
                      As reported                       $ 87,311     $ 78,843
                      Pro forma                           38,450       78,843

                  Primary earnings (loss) per share
                      As reported                       $    .01     $    .01
                      Pro forma                         $    .01     $    .01


                                                                     (continued)

NOTE 16 - STOCK OPTION PLAN - CONTINUED

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997



     The above pro forma disclosures may not be representative of the effects on reported net income (loss) for future years as options vest over several years and the Company may continue to grant options to employees. There were no options granted in 1996.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0.0 percent; expected volatility 63.61 percent; risk-free interest rate of 6.86 percent; and expected holding periods ranging up to 7 years.

     A summary of the status of the Company's fixed stock options as of June 30, 1997 and 1996, and changes during the years ending on those dates is as follows:

                                                         1997                                   1996
                                             ---------------------------------   ---------------------------------
                                                                WEIGHTED -                           WEIGHTED -
                                                                 AVERAGE                              AVERAGE
                                               SHARES        EXERCISE PRICE           SHARES      EXERCISE PRICE
                                             -----------    ------------------   -------------   -----------------
         Outstanding at beginning of
           year                                 723,639     $          2.81           741,639    $          2.81
         Granted                                234,000                 .75                 -                  -
         Exercised                                    -                   -                 -                  -
         Expired                               (480,871)               2.81           (18,000)             3.125
                                          -------------                         -------------

         Outstanding at end of year             476,768                1.45           723,639               2.81
                                          =============                         =============

         Options exercisable at end
           of year                              476,768                                23,639
         Weighted-average fair value
           of options granted during
           the year                       $         .34                         $           -


     The following information applies to options outstanding at June 30, 1997.

                                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                             -----------------------------------------------          --------------------------
                                             WEIGHTED -
                                              AVERAGE           WEIGHTED -                          WEIGHTED -
           RANGE OF                          REMAINING           AVERAGE                             AVERAGE
       EXERCISE PRICES       SHARES      CONTRACTUAL LIFE     EXERCISE PRICE          SHARES      EXERCISE PRICE
       ---------------      ---------    ----------------     --------------          ------      --------------
       $0 - $.75               234,000              6.17      $           .75          234,000    $          .75

       $2.00 - $2.50            87,500              4.74                 2.19           87,500              2.19

       $3.125 - $3.625         155,268              3.89                 3.21          155,268              3.21



                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  JUNE 30, 1997




NOTE 17 - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING
          PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share (SFAS 128). SFAS 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. It requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement. Provisions of SFAS 128 are effective for financial statements issued for periods ending after December 15, 1997. The Company has made no assessment of the potential impact of adopting SFAS 128 at this time.

NOTE 18 - SUBSEQUENT EVENT

     On October 17, 1997, a Director of the Company contributed $250,000 for 2,500 shares of Series D cumulative Convertible Preferred Stock.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                               INDEX TO EXHIBITS*




EXHIBIT NO.
----------

   10.12    Second Amendment to Schedule to Loan and
            Security Agreement dated as of August 6, 1997.

   11.1     Statement re: Computation of Per Share Earnings


   23.1     Consent of Grant Thornton LLP.

   23.2     Consent of Rachlin, Cohen & Holtz.

   27.1     Financial Data Schedule (for Commission use only).



------------------------------

* All other exhibits listed in Item 13 of the Form 10-KSB are incorporated by reference to documents previously filed as indicated therein.