Form 10QSB
period 1997-09-30
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1997-11-14
CIK 876235

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSIONS

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No.  0-19670
                   ---------------------------------------

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           FLORIDA                                             65-0052592
-------------------------------                       --------------------------
(State of Other Jurisdiction of                       (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

           2 N.E. 40th Street
             MIAMI, FLORIDA                                            33137
---------------------------------------                             ----------
(Address of Principal Executive Offices)                            (Zip Code)

Issuer's telephone number, including area code:  305-573-0222

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X    NO ___

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 1, 1997 there were outstanding 7,784,879 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format:  YES__  NO X

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB


PART I                     FINANCIAL INFORMATION                        PAGE

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets as of
September 30, 1997 and June 30, 1997 (Unaudited)                           3

Condensed Consolidated Statement of Income
Three Months Ended September 30, 1997 and 1996
(unaudited)                                                                4

Condensed Consolidated Statement of Cash Flows
Three Months Ended September 30, 1997 and 1996
(unaudited)                                                                5

Notes to the Condensed Consolidated
Financial Statements (Unaudited)                                           6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                              8


PART II                          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                11


                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997
                                   (Unaudited)

                                     ASSETS
                                                                  SEPTEMBER 30,      JUNE 30,
                                                                      1997             1997
                                                                  -------------    ----------
Current assets
        Cash and cash equivalents                                       111,114        54,868
        Certificate of deposit - restricted                              65,000        65,000
        Accounts receivable (net of allowance for
         doubtful accounts of $309,548 and
         $289,865 respectively)                                       2,152,267     2,535,435
        Inventory                                                     5,603,899     4,994,655
        Prepaid expenses and other current assets                       229,143        89,929
        Deferred income taxes                                           130,229       130,229
                                                                  -------------    ----------
                Total current assets                                  8,291,652     7,870,116

Property, plant and equipment, net                                      422,093       370,795
Security deposits and other assets                                       23,983        23,983
Debt issue costs, net                                                    70,671        76,522
Deferred income taxes                                                     4,303         4,303
Intangible assets                                                     1,961,654     1,928,980
                                                                  -------------    ----------
                Total assets                                         10,774,356    10,274,699
                                                                  =============    ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Line of credit                                                3,302,917     3,233,534
        Accounts payable and accrued expenses                         3,386,881     2,977,841
        Income tax payable                                               84,513        94,029
        Current portion of long-term debt                               543,512       614,693
        Note payable- officers                                          140,000       140,000
                                                                  -------------    ----------
                Total current liabilities                             7,457,823     7,060,097

8% Convertible subordinated debentures                                  260,000       341,250
Long-term debt                                                          128,084        56,869
Deferred income taxes                                                    96,432        96,432
                                                                  -------------    ----------
                Total liabilities                                     7,942,339     7,554,648
Stockholders' equity
        Preferred stock, no par value, 5,000,000 shares authorized;
         shares issued:
             Series A cumulative convertible 3% preferred
              stock, 214,500 shares outstanding (liquidation
              value-$536,250)                                            95,151        95,151

             Series B-1, 2% convertible preferred stock, 162,478 shares
              outstanding (liquidation value-$812,390)                   64,016        64,016
             Series C non-cumulative convertible preferred stock,
              1,000,000 shares outstanding                            1,697,037     1,697,037
        Common stock, no par value; 10,000,000 shares authorized,
         7,618,792 issued and outstanding                                   -             -
        Paid-in-capital                                                 827,015       744,265
        Retained earnings                                               148,798       119,582
                                                                  -------------    ----------
                Total stockholders' equity                            2,832,017     2,720,051
                                                                  -------------    ----------
                Total liabilities and stockholders' equity           10,774,356    10,274,699
                                                                  =============    ==========



         The accompanying notes are an integral part of this statement.


                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                         9/30/97              9/30/96
                                                       -----------          -----------
Net Sales                                              $ 2,698,353          $   561,824

Cost of goods sold                                       1,480,764              365,828
                                                       -----------          -----------
         Gross profit                                    1,217,589              195,996

Selling, general and admistrative expenses               1,050,481              130,422
                                                       -----------          -----------
                                                           167,108               65,570

Interest expense                                           136,892                1,234

Income before income taxes                                  30,216               64,340

Income tax expense                                             -                 (3,654)
                                                       -----------          -----------
         Net income                                         30,216               60,686

Dividends on convertible preferred stock                     1,000                  -
                                                       -----------          -----------
  Net income applicable to common stockholders         $    29,216          $    60,686
                                                       -----------          -----------
  Net income per share of common stock                 $       -            $      0.01
                                                       -----------          -----------
  Weighted average number of common
   shares outstanding                                   15,775,498           10,293,035
                                                       ===========         ============


         The accompanying notes are integral part of these statements.


                OCEAN OPTIQUE DISTRIBUTORS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                      Three Months Ended      Three Months Ended
                                                             9/30/97                 9/30/96
                                                          ------------            ------------
Cash Flows From Operating Activities:
  Net income                                              $     29,216            $     60,687
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Provision for inventory obsolescence                     40,500                     -
       Depreciation and amortization                            79,170                   4,474
       Bad debt expense                                         62,749                     -
       Changes in operating assets and liabilities:
          Decrease(increase) in:
             Accounts receivable                               320,419                  48,250
             Inventory                                        (649,744)                (42,744)
             Prepaid expenses and other current assets        (139,214)                  1,350
          Increase(decrease) in:
            Accounts payable and accrued expenses              409,040                 (23,951)
            Income tax payable                                  (9,516)                  3,654
                                                          ------------            ------------
              Net cash provided by (used in)
                operating activities                           142,620                  51,720
                                                          ------------            ------------
Cash Flows From Investing Activities:
     Expenditures for property and equipment                   (75,908)                    -
     Advances to affiliates                                        -                   (21,829)
     Cash for acquisition of business                          (81,383)                    -
     Acquisition costs                                             -                       -
                                                          ------------            ------------
              Net cash used in investing activities           (157,291)                (21,829)
                                                          ------------            ------------
Cash Flows From Financing Activities:
    Proceeds from notes payable                                145,908                 (17,956)
    Repayments of notes payable                               (145,874)                    -
    Proceeds from line of credit                             2,197,514
    Repayments of line of credit                            (2,128,131)
    Contributions                                                1,500
                                                          ------------            ------------
      Net cash provided by (used in) financing activities       70,917                 (17,956)
                                                          ------------            ------------
Increase (Decrease) in Cash                                     56,246                  11,935

Cash, Beginning                                                 54,868                   7,360
                                                          ------------            ------------
Cash, Ending                                                   111,114                  19,295
                                                          ============            ============
Supplemental Disclosure of Cash Flows Information:
   Cash paid during the period for interest               $    136,892            $      1,234
                                                          ============            ============
   Taxes paid during the year                             $      9,516            $        -
                                                          ============            ============
Non-cash financing and investing activities:

Conversion of debt to equity                              $    81,250             $        -
                                                          ============            ============


                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of Management necessary for a fair statement of results for the interim periods.

         The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, for the fiscal year ended June 30, 1997.

(2)      ORGANIZATION

         Ocean Optique Distributors, Inc. (the "Company") was incorporated under the laws of the State of Florida on May 31, 1988. The Company is an importer and distributor of eyeglass frames.

         Effective June 27, 1997, the Company consummated the acquisition of Solovision Optical, Inc. ("Solovision"), a privately held, Miami-based company engaged in importing, exporting, marketing and distributing low to moderately priced eyeglass frames and importing and distributing optical equipment. In connection with the acquisition of Solovision (the "Solovision Acquisition"), the Company issued to the shareholders of Solovision shares of the Company's Common Stock and the Company's Series C Non-Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") with an aggregate voting power equal to 60% of the outstanding voting capital stock of the Company, on a fully diluted basis, after giving effect to the Solovision Acquisition. The Company consummated the Solovision Acquisition pursuant to the Agreement and Plan of Merger dated as of June 26, 1997 (the "Solovision Agreement and Plan of Merger") by and among the Company, Ocean Acquisition Corporation ("OAC"), Solovision, Solomon Ovadia, Leon Wildstein, and Ovadia Family Trust.


         The Solovision Acquisition was effected as follows: (1) Solovision and an affiliated corporation, Sorrento Eyewear, Inc. ("Sorrento"), were merged pursuant to Florida law, with Solovision as the surviving corporation (the "Solovision-Sorrento Merger"); (2) immediately thereafter, Solovision was merged with and into OAC pursuant to Florida law, with Solovision as the surviving corporation (the "Merger"); and
         (3) the shares of the common stock, $1.00 par value per share, of Solovision (the Solovision Common Stock") outstanding at the effective time of the Merger were converted into an aggregate of 3,137,977 shares of the Company's Common Stock and 1,000,000 shares of Series C Preferred Stock (each share of Solovision Common Stock being converted as a result of the Merger into 21,346.78 shares of Common Stock and 6,802.72 shares of Series C Preferred Stock). Each share of Series C Preferred Stock will be entitled to vote together with the Common Stock as a single class on all matters presented to a vote of shareholders, except as provided by law, with each share of Series C Preferred Stock entitled to 7.155058 votes. Each share of Series C Preferred Stock will be automatically converted into 7.155058 shares of Common Stock upon the filing of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock to not less than 25,000,000 shares. As a result, the shareholders of Solovision received, on a pro rata basis, shares with an aggregate voting power equal to 60% of the outstanding voting capital stock of the Company, on a fully diluted basis, after giving effect to the Solovision Acquisition.

         For accounting purposes, the Solovision Acquisition has been treated as an acquisition of Ocean and its subsidiaries, Classic and EMA, by Solovision. The presentation of the Company's Condensed Consolidated Financial Statements included in this report reflects the consummation of the Solovision Acquisition on June 27, 1997.

(3)      BANK LINE OF CREDIT

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

         (4)      CALCULATION OF EARNINGS PER SHARE

         Net (loss) income per share of common stock is computed based upon the weighted average number of common shares and common stock equivalents outstanding during the year. Included in the weighted average number of shares calculation is the retroactive effect of the 3,137,977 Common shares and the 1,000,000 Series C non-cumulative Convertible Preferred shares issued in the Solovision Acquisition.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         With the consummation of the Solovision Acquisition in June 1997, the Company acquired an additional operating subsidiary and strengthened its management team. The Company is in the process of assimilating its new subsidiary, including coordination of accounting and computer systems and deployment of personnel. The Company is not able at this time to estimate the timetable for completion of such assimilation. Therefore, there can be no assurances of the Company's ability to realize significant operating efficiencies, if any, from the Solovision Acquisition in the near future. See "Note 2. Notes to Condensed Consolidated Financial Statements."

         Effective November 14, 1997, the Company announced the appointment of Ronald L. Darata to serve on the Company's Board of Directors and as the Company's President and Chief Operating Officer. Mr. Darata has 30 years' experience in the optical industry, most recently as Executive Vice President and a director of Physician's Eyecare Network, Inc., a Concord, California management services organization providing executional expertise and capital for networks of eye care providers.

         During February 1997, the Company's license agreement with Revlon was terminated. Nevertheless, management currently believes that the Company's overall gross margin will be enhanced with the termination of this contract, as all of the Company's other lines carry larger margins than did the Revlon product. In addition, JH Collectibles, one of the Company's other licensors, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code during the first quarter of 1997. The Company's licensing agreement with JH Collectibles expired on March 31, 1997, and as a result of the bankruptcy, was not renewed. The Company believes that there will be no material adverse effect on the Company's long-term future business from the loss of this licensing agreement. Additionally, the Company has been in negotiations with Chevrolet and Gitano with regard to license renewals, although such negotiations have not as yet resulted in any definitive agreement, and there can be no assurances that such licenses will be renewed.

         In May 1997, the Company refinanced its credit facility. See "Liquidity and Capital Resources," below.

RESULTS OF OPERATIONS - For the three months ended September 30, 1997 and 1996.

         Net sales for the three months ended September 30, 1997 were $2,698,353, an increase of $2,136,529 or 380.3% from the same period in 1996. The increase was due primarily to the impact of the Solovision Acquisition. Net sales at Solovision and the Company for the three months ended September 30, 1997 totaled $1,102,465 and $1,595,888, respectively.

         The Company gross profit for the three months ended September 30, 1997 increased by $1,021,593, or 521.23%, when compared to the same period in 1996, mainly due to the merger. The Company's gross profit margin increased from 34.9% for the three months ended September 30, 1996 to 45.1% for the three months ended September 30, 1997. This increase was mainly due to more sales to direct accounts, through which the Company obtains better margins.

         SG&A expenses for the three months ended September 30, 1997 increased by $920,059 (705.4%) over the same period last year. This increase is mainly due to the impact of the Solovision Acquisition, and to a lesser extent is due to additional interest of $135,658 and an increase in amortization and depreciation of $74,696. SG&A as a percentage of net sales increased to 38.9% from 23.2% for the three months ended September 30, 1997 and 1996, respectively. This increase was mainly due to the merger with Solovision Acquisition, and the additional expenses as mentioned above.

         For the three months ended September 30, 1997, the Company had a net profit of $30,216 compared to a net profit of $60,686 for the same period last year. This decrease in profits is primarily due to the increase in interest expense of $135,658, the increase of amortization and depreciation of $74,696, and to the increases normal operating expenses related to the Solovision Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company's working capital was $838,132, and its current ratio was 1.11:1, as compared to the working capital of $810,069 and a current ratio of 1.11:1 as of June 30, 1997.

         The change in net cash provided by operating activities was primarily due to the net profit from operations of $29,216, depreciation of $79,170, a decrease in accounts receivable of $320,419, an increase in prepaid expenses and other current assets of $139,214 and an increase in accounts payable and accrued expenses of $409,040 and an increase in inventory of $649,744. The change in net cash provided by financing activities was primarily due to the net increase in proceeds from the Company's credit line of $69,383.

         In May 1997, the Company refinanced its credit facility through a Loan and Security Agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). Loans outstanding under this agreement at any time may not exceed the lesser of either: (a) $4,000,000 or (b) the sum of: (i) 70% of the Company's receivables deemed by Coast to be eligible for borrowing (which may be increased to 75% if dilution is less than 15%, subject to certain restrictions); and (ii) the lesser of up to 55% of the value of the Company's inventory deemed by Coast to be eligible for borrowing, or $2,000,000. The interest rate on all loans made under the credit facility is 2% above the prime rate, with a minimum monthly interest amount equal to said rate charged on an outstanding daily balance of $2,000,000. The maturity date is June 30, 2000, subject to automatic renewal for additional one-year terms upon payment of a renewal fee. The Company also issued to Coast warrants to acquire 187,500 shares of Common Stock at an exercise price of $1.625 per share. The credit facility is secured by all of the Company's assets. Inability to repay the loans under the credit facility in a timely manner as they become due would have a materially adverse effect on the Company's ability to continue its operations and could cause the Company to lose most of its assets. There can be no assurances that income generated from operations will be sufficient to cover all operating expenses and meet present and future debt service payments.

         In October 1997, the Company's Chairman of the Board invested $250,000 in shares of a new series of the Company's convertible preferred stock, the terms of which are being finalized.

         Management currently believes that cash from operations and from available credit sources is sufficient for the Company to maintain its operations at current levels, including the operations acquired in the Solovision Acquisition and EMA acquisition. The Company is at the present time seeking other sources of financing to provide additional working capital. There can be no assurances that such other financing will be available and, if available, will be at terms favorable to the Company.

                                     PART II
                                OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits.

         11.1     Statement re: computation of per share earnings.

         27.1     Financial Data Schedule

(B)      Reports on Form 8-K

         An amendment to the Company's current report on Form 8-K dated June 27, 1997 was filed on September 12, 1997, setting forth audited and pro forma financial statements and notes thereto reflecting the Solovision Acquisition.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES
                                  FORM 10-QSB
                               SEPTEMBER 30, 1997


                              S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OCEAN OPTIQUE DISTRIBUTORS, INC.

                                                /s/  Leon Wildstein
                                                --------------------------------
                                                BY:  LEON WILDSTEIN
                                                     Chairman of the Board

                                                     November 14, 1997
                                               ---------------------------------
                                                            DATE

                                               /s/ Kenneth Gordon
                                               ---------------------------------
                                               BY:  KENNETH GORDON
                                                    Principal Financial and
                                                    Accounting Officer

                                                    November 14, 1997
                                               ---------------------------------
                                                            DATE

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
------


11.1              Calculations of earnings per share.......

27.1              Financial Data Schedule..................