Form 10QSB
period 1997-12-31
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1998-02-18
CIK 876235

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended DECEMBER 31, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _______________.

Commission File No.   0-19670
 .

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         FLORIDA                                           65-0052592
(State of Other Jurisdiction of Incorporation       (I.R.S. Employer I.D. No.)
          or Organization)

2 N.E. 40TH STREET, MIAMI, FLORIDA                            33137
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's telephone number, including area code:     305-573-0222

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               YES      X        NO ___.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 13, 1998 there were outstanding 7,693,874 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format:   YES _____.    NO     X

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I                       FINANCIAL INFORMATION                         PAGE


Item 1       Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1997
and June 30, 1997 (Unaudited)                                                3

Condensed Consolidated Statement of Income Six Months Ended
December 31, 1997 and 1996 (unaudited)                                       4

Condensed Consolidated Statement of Income Three Months Ended
December 31, 1997 and 1996 (unaudited)                                       5

Condensed Consolidated Statement of Cash Flows Six Months Ended
December 31, 1997 and 1996 (unaudited)                                       6

Notes to the Condensed Consolidated Financial Statements (unaudited)         7

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    9


PART II                                            OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 12

Signatures                                                                  13



                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1997
                                   (Unaudited)
                                                          31-Dec             30-Jun
                                                           1997               1997
                                                       -----------         ------------
        Current Assets
             Cash and cash equivalents                 $  (230,333)         $    54,868
             Certificate of deposit - restricted            65,000               65,000
             Accounts receivable (net of allowance
              for doubtful accounts of $343,048 and
              $289,865 respectively)                     1,806,623            2,535,435
             Inventory                                   4,678,766            4,994,655
             Prepaid expenses and other current assets   1,091,026               89,929
             Deferred income taxes                         134,532              130,229
                                                       -----------         ------------

                Total current assets                     7,545,614            7,870,116

        Property, plant and equipment, net                 393,582              370,795
        Security deposits and other assets                  56,623               23,983
        Debt issue costs, net                               64,861               76,522
        Deferred income taxes                                    0                4,303
        Intangible assets                                1,908,375            1,928,980
                                                       -----------         ------------

                Total assets                          $  9,969,055          $10,274,699

                        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities
             Line of credit                              3,229,672            3,233,534
             Accounts payable and accrued expenses       2,956,374            2,977,841
             Income tax payable                                  0               94,029
             Current portion of long-term debt             543,512              614,693
             Note payable - officers                       140,000              140,000
                                                       -----------         ------------

                Total current liabilities                6,869,558            7,060,097

        8% Convertible subordinated debentures             260,000              341,250
        Long-term debt                                     121,668               56,869
        Deferred income taxes                               96,432               96,432
                                                       -----------         ------------

                Total liabilities                        7,347,658            7,554,648

        Stockholders' equity
             Preferred stock, no par value, 5,000,000
                shares authorized; shares issued:
                Series A cumulative convertible 3%
                preferred stock, 214,500 shares
                outstanding (liquidation value-$536,250     95,151               95,151
                Series B-1, 2% convertible preferred stock,
                162,478 shares outstanding (liquidation
                value-$812,390)                             64,016               64,016
                Series C non-cumulative convertible
                preferred stock, 1,000,000 shares
                outstanding                              1,697,037            1,697,037
                Series C-2, 2% convertible preferred
                stock, 250,000 shares outstanding          250,000                    -
             Common stock, no par value; 10,000,000
               shares authorized, 7,618,792 issued
               and outstanding                                   0                    -
             Paid-in-capital                               827,015              744,265
        Retained earnings                                 (311,822)             119,582
                                                       -----------         ------------

                Total stockholders' equity               2,621,397            2,720,051
                                                       -----------         ------------

                Total liabilities and
                  stockholders' equity                $  9,969,055          $10,274,699
                                                       ===========         ============

         The accompanying notes are an integral part of this statement.


                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                         12/31/97           12/31/96
                                                         --------           --------
Net Sales                                                4,315,713           1,295,368

Cost of goods sold                                       2,375,502             905,205
                                                         ---------           ---------

        Gross profit                                     1,940,211             390,163

Selling, general and administrative expenses             2,121,998             358,648
                                                         ---------           ---------

        Net                                               (181,787)             31,515

Interest expense                                           246,617               8,763
                                                         ----------           ---------

Income before income taxes                                (428,404)             22,752

Income tax expense                                               -               5,600
                                                         ---------           ---------

        Net income                                        (428,404)             17,152

Dividends on convertible preferred stock                     3,000                   -
                                                         ---------           ---------

        Net income applicable to common stockholders      (431,404)             17,152
                                                         ==========           =========

        Net income per share of common stock                 (0.03)                  -
                                                         ==========           =========

        Weighted average number of common
         shares outstanding                             14,808,715          10,293,035
                                                         =========          ===========

        The accompanying notes are an integral part of these statements.


                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                         12/31/97              12/31/96
                                                     --------------         ---------------

Net Sales                                             $  1,617,360           $     733,543

Cost of goods sold                                         894,738                 539,377
                                                     --------------         ---------------

        Gross profit                                       722,622                 194,166

Selling, general and administrative expenses             1,071,517                 228,226
                                                     --------------         ---------------

        Net                                               (348,895)                (34,060)

Interest expense                                           109,725                   7,529
                                                     --------------         ---------------

Income before income taxes                                (458,620)                (41,589)

Income tax expense                                               -                   1,946
                                                     --------------         ---------------

        Net Income (loss)                                 (458,620)                (43,535)

Dividends on convertible preferred stock                     2,000                       -
                                                     --------------         ---------------

        Net income (loss) applicable to
             common stockholders                     $    (460,620)          $      (43,535)
                                                     ==============         ===============

        Net income (loss) per share of common stock          (0.03)                       -
                                                     ==============         ===============

        Weighted average number of common
             shares outstanding                         14,848,932            10,293,035
                                                     ==============         ===============

        The accompanying notes are integral part of these statements.


                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                12/31/97       12/31/96
                                                                --------------------------
Cash Flows From Operating Activities:
  Net Income                                                     $  (431,404)   $   17,152
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for inventory obsolescence                         106,000        44,437
        Depreciation and amortization                                176,061        13,438
         Bad debt expense                                             93,796             -
        Changes in operating assets and liabilities:
            Decrease(increase) in:
               Accounts receivable                                   635,016        48,623
               Inventory                                             209,889      (176,168)
               Prepaid expenses and other current assets          (1,001,097)      (13,006)
               Security deposits and other assets                     (2,640)         (145)
             Increase(decrease) in:
               Accounts payable and accrued expenses                 (21,467)       65,437
               Income tax payable                                    (94,029)        5,600
                                                                --------------------------
                  Net cash provided by (used in)
                   operating activities                             (359,875)        5,368

Cash Flows From Investing Activities:
     Expenditures for property and equipment                         (85,198)      (14,010)
     Advances to affiliates                                                -        54,778
     Cash for acquisition of business                                (81,384)       (1,508)
     Proceeds from issuance of preferred stock                       250,000         1,000
                                                                --------------------------
                  Net cash provided by investing activities           83,418        40,260

Cash Flows From Financing Activities:
     Proceeds from notes payable                                     145,908        12,964
     Repayments of notes payable                                    (152,290)      (28,034)
     Proceeds from line of credit                                  3,398,602             -
     Repayments of line of credit                                 (3,402,464)            -
     Increase in bank overdraft                                            -       (30,515)
     Contributions                                                     1,500             -
                                                                --------------------------
                  Net cash used in financing activities               (8,744)      (45,585)
                                                                --------------------------

Increase (Decrease) in Cash                                         (285,201)           43

Cash, Beginning                                                       54,868         7,360
                                                                --------------------------

Cash, Ending                                                     $  (230,333)        7,403
                                                                ==========================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                      $   246,617    $    8,763
                                                                ==========================
   Taxes paid during the year                                    $     9,516    $    1,000
                                                                ==========================

Non-cash financing and investing activities:

Conversion of debt to equity                                     $    81,250    $        -
                                                                --------------------------

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

         The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Effective June 27, 1997, the Company consummated the acquisition of Solovision Optical, Inc. ("Solovision"), a privately held, Miami-based company engaged in importing, exporting, marketing and distributing low to moderately priced eyeglass frames and importing and distributing optical equipment. In connection with the acquisition of Solovision (the "Solovision Acquisition"), the Company issued to the shareholders of Solovision shares of the Company's Common Stock and the Company's Series C Non-Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") with an aggregate voting power equal to 60% of the outstanding voting capital stock of the Company, on a fully diluted basis, after giving effect to the Solovision Acquisition. The Company consummated the Solovision Acquisition pursuant to the Agreement and Plan of Merger dated as of June 26, 1997 (the "Solovision Agreement and Plan of Merger") by and among the Company, Ocean Acquisitions Corporation ("OAC"), Solovision, Solomon Ovadia, Leon Wildstein and Ovadia Family Trust.

         The Solovision Acquisition was effected as follows: (1) Solovision and an affiliated corporation, Sorrento Eyewear, Inc. ("Sorrento"), were merged pursuant to Florida law, with Solovision as the surviving corporation (the "Solovison-Sorrento Merger"); (2) immediately thereafter, Solovision was merged with and into OAC pursuant to Florida law, with Solovision as the surviving corporation (the "Merger"); and
         (3) the shares of the common stock, $1.00 par value per share, of Solovision (the Solovision Common Stock") outstanding at the effective time of the Merger were converted into an aggregate of 3,137,977 shares of the Company's Common Stock and 1,000,000 shares of Series C Preferred Stock (each share of Solovision Common Stock being converted as a result of the Merger into 21,346.78 shares of Common Stock and 6,802.72 shares of Series C Preferred Stock). Each share of Series C Preferred Stock will be entitled to vote together with the Common Stock as a single class on all matters presented to a vote of shareholders, except as provided by law, with each share of Series C Preferred Stock entitled to 7.155058 votes. Each share of Series C Preferred Stock will be automatically converted into 7.155058 shares of Common Stock upon the filing of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock to not less than 25,000,000 shares. As a result, the shareholders of Solovision received, on a pro rata basis, shares with an aggregate voting power equal to 60% of the outstanding voting capital stock of the Company, on a fully diluted basis, after giving effect to the Solovision Acquisition.

         For accounting purposes, the Solovision Acquisition has been treated as an acquisition of Ocean and its subsidiaries, Classic and EMA, by Solovision. The presentation of the Company's Condensed Consolidated Financial Statements included in this report reflects the consummation of the Solovision Acquisition on June 27, 1997.

(3)      BANK LINE OF CREDIT

         On May 28, 1997, the Company refinanced its credit facility through a Loan and Security Agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). Loans outstanding under this agreement at any time may not exceed the lesser of either:
         (a) $4,000,000 or (b) the sum of: (I) 70% of the Company's receivable deemed by Coast to be eligible for borrowing (which may be increased to 75% if dilution is less than 15%, subject to certain restrictions); and
         (ii) the lesser of up to 55% of the value of the Company's inventory deemed by Coast to be eligible for borrowing, or $2,000,000. The interest rate on all loans made under the credit facility is 2% above the prime rate, with a minimum monthly interest amount equal to said rate charged on an outstanding daily balance of $2,000,000. The maturity date is June 30, 2000, subject to automatic renewal for additional one-year terms upon payment of a renewal fee. The Company also issued to Coast warrants to acquire 187,500 shares of Common Stock at an exercise price of $1.625 per share. The credit facility is secured by all of the Company's assets.

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

OVERVIEW

         With the consummation of the Solovision Acquisition in June 1997, the Company acquired an additional operating subsidiary and strengthened its management team. The Company is in the process of assimilating its new subsidiary, including coordination of accounting and computer systems and deployment of personnel. The Company is not able at this time to estimate the timetable for completion of such assimilation. Therefore, there can be no assurances of the Company's ability to realize significant operating efficiencies, if any, from the Solovision Acquisition in the near future. See *
Note 2. Notes to Condensed Consolidated Financial Statements.*

         Effective November 14, 1997, the Company announced the appointment of Ronald L. Darata to serve on the Company's Board of Directors and as the Company's President and Chief Operating Officer. Mr. Darata has 30 years experience in the optical industry, most recently as Executive Vice President and a director of Physician's Eyecare Network, Inc., a Concord, California management services organization providing exceptional expertise and capital for networks of eye care providers.

         On January 8, 1998, the Issuer entered into an agreement (the "consulting Agreement') with XR Co., a privately held Miami - based investment company, of which Robert L. Koeppel is the sole beneficial shareholder and whereby XR Co. acquired 2,846,154 shares of a new series of the Issuer's cumulative convertible preferred stock, 400,000 shares of common stock, and an option to purchase additional shares of common stock in exchange for certain services to be rendered, including increasing the Issuer's net tangible assets by no less than $1 million before July 1, 1998, and providing other management and strategic services.

         Through this acquisition of preferred stock, XR Co. acquired approximately 51% of the outstanding shares of the Issuer's voting stock. The preferred stock is subject to redemption in whole or in part by the Issuer, however, if by July 1, 1998, the Issuer's net tangible assets have not been increased by $1 million. The preferred stock pays cumulative dividends at the annual rate of 2.5% beginning on July 1, 1998, has a liquidation preference of $0.35 per share after July 1, 1998, and is subordinate to the Issuer's previously issued series of preferred stock. The shares of preferred stock may be converted by XR Co. into shares of the Issuer's common stock at the rate of
6.5 shares of common stock for each $0.35 of liquidation value plus accumulated but unpaid dividends for each share converted.

         XR Co. will, under the terms of the Consulting Agreement, provide to the Issuer various management and business services, including implementing strategies to improve the financial condition of the Issuer, implementing new products and expanding the markets for the Issuer's products, streamlining the Issuer's operations and reducing its expenses, and assisting management in negotiating agreements with the Issuer's vendors and licensers. In connection with the performance of such services, the Issuer agreed to pay to XR Co. an aggregate of 400,000 shares of common stock, payable in 12 monthly installments upon adoption of an amendment to the Issuer's articles of incorporation to increase the number of authorized shares of common stock.

         In addition, if the Issuer's net tangible assets are increased by at least $1 million prior to the occurrence of certain events as set forth in the Consulting Agreement, the Issuer has agreed to grant to XR Co. an option to purchase that number of shares of common stock equal to 1% of the outstanding common stock of the Issuer on a fully diluted basis. The option will be exercisable when authorized shares of common stock are available at an exercise price per share equal to the closing price of the Issuer's common stock on the date such increase in the Issuer's net tangible assets is completed.

         During February 1997, the Company's license agreement with Revlon was terminated. Nevertheless, management currently believes that the Company's overall gross margin will be enhanced with the termination of this contract, as all of the Company's other lines carry larger margins than did the Revlon product. In addition, JH Collectibles, one of the Company's other licensers, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code during the first quarter of 1997. The Company's licensing agreement with JH Collectibles expired on March 31, 1997, and as a result of the bankruptcy, was not renewed. The Company believes that there will be no material adverse affect on the Company's long-term future business from the loss of this licensing agreement. Additionally, the Company has been in negotiations with Chevrolet and Gitano with regard to license renewals, although such negotiations have not as yet resulted in any definitive agreement, and there can be no assurance that such licenses will be renewed.

         In May 1997, the Company refinanced its credit facility. See "Liquidity and Capital Resources," below.

RESULTS OF OPERATIONS - For the six months ended December 31, 1997  and 1996.

         Net sales for the six months ended December 31, 1997 were 4,315,713, an increase of 3,020,345 or 233.2% from the same period in 1996. The increase was due primarily to the impact of the Solovision Acquisition. Net sales at Solovision for the six months ended December 31, 1997 totaled $1,749,358 and $1,295,368, respectively.

         The Company gross profit for the six months ended December 31, 1997 increased by 1,550,048 or 397.3%, when compared to the same period in 1996, mainly due to the merger. The Company's gross profit margin increased from 30.1% for the six months ended December 31, 1996 to 45.0% for the six months ended December 31, 1997. This increase was mainly due to more sales to direct accounts, through which the Company obtains better margins.

         SG & A expenses for the six months ended December 31, 1997 increased by $1,763,350 (491.7%) over the same period last year. This increase is mainly due to the impact of the Solovision Acquisition, and to a lesser extent is due to additional professional fees of $275,762 and an increase in amortization and depreciation of $176,061. SG & A as a percentage of net sales increased to 49.2% from 27.7% for the six months ended December 31, 1997 and 1996, respectively. This increase was mainly due to the merger with Solovision Acquisition, and the additional expenses as mentioned above.

         For the six months ended December 31, 1997, the Company had a net loss $428,404 compared to a net profit of $17,152 for the same period last year. This decrease in profits is primarily due to the increase in interest expense of $237,854, the increase of amortization and depreciation of $176,061 an increase in professional fees of 275,762 and to the increases in normal operating expenses related to the Solovision Acquisition.

RESULTS OF OPERATIONS  -  For the three months ended December 31, 1997 and 1996.

         Net sales for the three months ended December 31, 1997 were $1,617,360, an increase of $888,817, or 120.5% from the same period in 1996. The increase was due primarily to the impact of the Solovision Acquisition. Net sales at Solovision for the three months ended December 31, 1997 totaled $646,893, and $733,543, respectively.

         The Company's gross profit for the three months ended December 31, 1997 increased by $528,456, or 272.2% when compared to the same period in 1996, mainly due to the merger. The Company's gross profit margin increased from 26.5% for the three months ended December 31, 1996 to 44.7% for the three months ended December 31, 1997. This increase was mainly due to more sales to direct accounts, through which the Company obtains better margins.

         SG & A expenses for the three months ended December 31, 1997 increased by $843,291 (369.5%) over the same period last year. This increase is mainly due to the impact of the Solovision Acquisition, and to a lesser extent is due to additional professional fees of $243,746, and an increase in amortization and depreciation of $101,365. SG & A as a percentage of net sales increased to 66.3% from 31.1% for the three months ended December 31, 1997 and 1996, respectively. This increase was mainly due to the merger with Solovision Acquisition, and the additional expenses as mentioned above.

         For the three months ended December 31, 1997, the Company had a net loss of $458,620 compared to a net loss of $43,535 for the same period last year. This decrease in profits is primarily due to the increase in interest expense of $102,196, the increase of amortization and depreciation of $101,365, an increase in professional fees of $243,746 and to the increase in normal operating expenses related to the Solovision Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company's working capital was $676,056, and its current ratio was 1.10% as compared to the working capital of $810,069 and current ratio of 1.11:1 as of June 30, 1997.

         The change in net cash provided by operating activities was primarily due to the net loss from operations of $431,404, depreciation of $176,061, a decrease in accounts receivable of $635,016, an increase in prepaid expenses and other current assets of $1,001,097 mainly due to prepaid purchases and usage of barter agreements, and a decrease in inventory of $209,889. The change in net cash provided by financing activities was primarily due to the net decrease in proceeds from the Company's credit line of $41,384.

         In May 1997, the Company refinanced its credit facility through a Loan and Security Agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). Loans outstanding under this agreement at any time may not exceed the lesser of either: (a) $4,000,000 or (b) the sum of: (I) 70% of the Company's receivable deemed by Coast to be eligible for borrowing (which may be increased to 75% if dilution is less than 15%, subject to certain restrictions); and (ii) the lesser of up to 55% of the value of the Company's inventory deemed by Coast to be eligible for borrowing, or $2,000,000. The interest rate of all loans made under the credit facility is 2% above the prime rate, with a minimum monthly interest amount equal to said rate charged on an outstanding daily balance of $2,000,000. The maturity date is June 30, 2000, subject to automatic renewal for additional one -year terms upon payment of a renewal fee. The Company also issued to Coast warrants to acquire $187,500 shares of Common Stock at an exercise price of $1.625 per share. The credit facility is secured by all of the Company's assets. Inability to repay the loans under the credit facility in a timely manner so they become due would have a materially adverse effect on the Company's ability to continue its operations and could cause the Company to lose most of its assets. There can be no assurance that income generated from operations will be sufficient to cover all operating expenses and meet present and future debt service payments.

         In October 1997, the Company's Chairman of the Board invested $250,000 in shares of a new series of the Company's convertible preferred stock, the terms of which are being finalized.

         Management currently believes that cash from operations and from available credit sources is sufficient for the Company to maintain its operations at current levels, including the operations acquired in the Solovision Acquisition . The Company is at the present time seeking other sources of financing to provide additional working capital. There can be no assurances that such other financing will be available and, if available, will be at terms favorable to the company.





         OTHER INFORMATION




         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 - K

(A)      Exhibits.


         27.1     Financial Data Schedule


(B)      Reports on Form 8 - k

         An amendment to the Company's current report on Form 8 - k dated June 27, 1997 was filed on September 12, 1997, setting forth audited and pro forma financial statements and notes thereto reflecting the Solovision Acquisition.

         A current report on Form 8 - k was filed on January 8, 1998. * See overview in management's discussion and analysis elsewhere in this report.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
                                AND SUBSIDIARIES
                                  FORM 10 - QSB
                                DECEMBER 31, 1997


                               S I G N A T U R E S

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            OCEAN OPTIQUE DISTRIBUTORS, INC.



                            ---------------------------------------------------
                            BY:      RONALD L. DARATA
                                     President, Chief Executive Officer



                                     February 13, 1998
                            ---------------------------------------------------
                                           Date




                            ---------------------------------------------------
                            BY:      KENNETH GORDON
                                     Principal Financial and
                                     Accounting Officer



                                     February 13, 1998
                            ---------------------------------------------------
                                           Date

                        OCEAN OPTIQUE DISTRIBUTORS, INC.

                                  FORM 10 - QSB

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER
-------------



27.1              Financial Data Schedule