Form 10QSB
period 1998-03-31
OCEAN OPTIQUE DISTRIBUTORS INC
filed 1998-05-20
CIK 876235

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________.

Commission File No.    0-19670.

                        OCEAN OPTIQUE DISTRIBUTORS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

FLORIDA                                                              65-0052592
(State of Other Jurisdiction of Incorporation         (I.R.S. Employer I.D. No.)
           or Organization)

2 N.E. 40TH STREET, MIAMI, FLORIDA                                      33137
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:    305-573-0222

 Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X  NO

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 15, 1998 there were outstanding 961,734 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format:     YES      NO  X

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART  1                       FINANCIAL INFORMATION                         PAGE

Item 1            Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1998
and June 30, 1997 (unaudited)                                                3

Condensed Consolidated Statement of Income Nine Months Ended
March 31, 1998 and 1997 (unaudited)                                          4

Condensed Consolidated Statement of Income Three Months Ended
March 31, 1998 and 1997 (unaudited)                                          5

Condensed Consolidated Statement of Cash Flows Nine Months Ended
March 31, 1998 and 1997 (unaudited)                                          6

Notes to the Condensed Consolidated Financial Statements (unaudited)         7

Item  2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    9

PART  11                            OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                  12

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


                                         ASSETS

                                                                31-MAR                 30-JUN
                                                                 1998                   1997
                                                             -------------          -------------
Current Assets
     Cash and cash equivalents                               $     36,669           $     54,868
     Certificate of deposit - restricted                                -                 65,000
     Accounts receivable (net of allowance for doubtful
       accounts of $133,024 and $289,865 respectively)          1,541,580              2,535,435
     Inventory                                                  4,388,842              4,994,655
     Prepaid expenses and other current assets                  1,310,372                 89,929
     Deferred income taxes                                        136,400                130,229
                                                             -------------          -------------

          Total current assets                                  7,413,863              7,870,116

Property, plant and equipment, net                                425,952                370,795
Security deposits and other assets                                 24,983                 23,983
Debt issue costs, net                                                   -                 76,522
Deferred income taxes                                                   -                  4,303
Intangible assets                                                       -              1,928,980
                                                             -------------          -------------

          Total assets                                       $  7,864,798           $ 10,274,699
                                                             =============          =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Line of credit                                             3,124,248              3,233,534
     Accounts payable and accrued expenses                      1,126,354              2,977,841
     Income tax payable                                                 -                 94,029
     Current portion of long-term debt                            120,647                614,693
     Note payable - officers                                      140,000                140,000
                                                             -------------          -------------

          Total current liabilities                             4,511,249              7,060,097

8% Convertible subordinated debentures                            250,000                341,250
Long-term debt                                                    110,151                 56,869
Deferred income taxes                                              98,300                 96,432
                                                             -------------          -------------

          Total liabilities                                     4,969,700              7,554,648

Stockholders' equity
     Preferred stock, no par value, 5,000,000 shares
        authorized; shares issued:
          Series A cumulative convertible 3% preferred stock,
          214,500 shares outstanding (liquidation
          value-$536,250)                                          95,151                 95,151
          Series B-1, 2% convertible preferred stock, 162,478
          shares outstanding (liquidation value-$812,390)          64,016                 64,016
          Series C non-cumulative convertible preferred
          stock, 1,000,000 shares outstanding                   1,697,037              1,697,037
          Series C-2, 5% convertible preferred stock, 250,000
          shares outstanding                                      250,000                      -
          Series D convertible preferred stock, 2,864,154
          shares outstanding                                      667,923
          Series E convertible preferred stock, 5,926 shares
          outstanding                                           1,069,651
     Common stock, no par value; 10,000,000 shares authorized,
       7,618,792 issued and outstanding                                                        -
     Paid-in-capital                                              837,015                744,265
Retained earnings                                              (1,785,695)               119,582
                                                             -------------          -------------

          Total stockholders' equity                            2,895,098              2,720,051
                                                             -------------          -------------

          Total liabilities and stockholders' equity         $  7,864,798           $ 10,274,699
                                                             =============          =============

          The accompanying notes are an integral part of this statement.

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                         3/31/98                 3/31/97
                                                                     ---------------         ---------------
Net Sales                                                            $    2,787,444          $    1,726,746

Cost of goods sold                                                        2,159,487               1,201,970
                                                                     ---------------         ---------------

            Gross profit                                                    627,957                 524,776

Selling, general and administrative expenses                              3,462,062                 529,550
                                                                     ---------------         ---------------

            Net Profit before interest and income taxes                  (2,834,105)                 (4,774)

Interest expense                                                            204,581                  18,429
                                                                     ---------------         ---------------

Income before income taxes                                               (3,038,686)                (23,203)

Income tax expense                                                                -                  (5,000)
                                                                     ---------------         ---------------

            Net Income (loss)                                            (3,038,686)                (18,203)

Dividends on convertible preferred stock                                      3,501                       -
                                                                     ---------------         ---------------

            Net income (loss) applicable to common stockholders      $   (3,042,187)         $      (18,203)
                                                                     ===============         ===============

            Net income (loss) per share of common stock                       (0.12)                      -
                                                                     ===============         ===============

            Weighted average number of common
                 shares outstanding                                      24,747,339              24,747,339
                                                                     ===============         ===============



            The accompanying notes are integral part of these statements.

               OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                        3/31/98       3/31/97
                                                      -----------   -----------

Net Sales                                                 561,349       431,378

Cost of goods sold                                      1,414,849       296,765
                                                      -----------   -----------

          Gross profit                                   (853,500)      134,613

Selling, general and administrative expenses            2,328,970       170,902
                                                      -----------   -----------

          Net profit before interest and income taxes  (3,482,470)      (36,289)

Interest expense                                           60,250         9,666
                                                      -----------   -----------

Income before income taxes                             (3,542,720)      (45,955)

Income tax expense                                              -       (10,600)
                                                      -----------   -----------

          Net income                                   (3,542,720)      (35,355)

Dividends on convertible preferred stock                      501             -
                                                      -----------   -----------

          Net income applicable to common
          stockholders                                 (3,543,221)      (35,355)
                                                      ===========   ===========

          Net income per share of common stock              (0.08)            -
                                                      ===========   ===========

          Weighted average number of common shares
          outstanding                                  44,544,154    44,544,154
                                                      ===========   ===========


        The accompanying notes are an integral part of these statements.

                OCEAN OPTIQUE DISTRIBUTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                          3/31/98             3/31/97
                                                                                      ----------------     ---------------
Cash flows from operating activities:
  Net income (loss)                                                                   $    (1,008,410)            (18,203)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
    Depreciation and amortization                                                             255,391              14,027
    Bad debt expense                                                                         (156,841)                  -
  Changes in operating assets and liabilities:
     Decrease(increase) in:
     Accounts receivable                                                                    1,450,696              92,353
      Inventory                                                                               605,813               7,211
      Prepaid expenses and other current assets                                            (1,220,443)              5,230
      Security deposits and other assets                                                       (1,000)                280
     Increase(decrease) in:
     Accounts payable and accrued expenses                                                    325,126            (108,918)
     Income tax payable                                                                       (94,029)             (5,000)
                                                                                      ----------------     ---------------

            Net cash provided by (used in) operating activities                               156,303             (13,020)
                                                                                      ----------------     ---------------


Cash flows from investing activities:
  Capital expenditures                                                                        310,548                   -

            Net cash provided by (used in) investing activities                               310,548                   -
                                                                                      ----------------     ---------------


Cash flows from financing activities:
  Net borrowings (payments) on bank line of credit and notes payable                         (550,050)             60,892
  Contributions
                                                                                      ----------------     ---------------

            Net cash provided by (used in) financing activities                              (550,050)             60,892
                                                                                      ----------------     ---------------


            Net decrease in cash and cash equivalents                                         (83,199)             47,872

Cash and cash equivalents, beginning of period                                                119,868               7,360
                                                                                      ----------------     ---------------

Cash and cash equivalents, end of period                                              $        36,669      $       55,232
                                                                                      ================     ===============

Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for income taxes, net                                      -                   -
                                                                                      ================     ===============

  Cash paid during the period for interest                                            $       350,082      $       18,429
                                                                                      ================     ===============

Non cash financing and investing activities:
  Conversion of debt to equity                                                        $        91,250      $            -
                                                                                      ================     ===============

Sale of business:
  Fair value of assets sold                                                           $         1,443
                                                                                      ----------------

  Liabilities sold                                                                    $     2,656,000
                                                                                      ----------------

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

         The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, for the fiscal year ended June 30, 1997

(2)      TRANSACTIONS WITH  XR CO.

         In January 1998, Ocean Optique Distributors, Inc. ("Ocean") entered into a Consulting Agreement (the "Consulting Agreement") with XR Co., a privately held Miami-based investment company. The Consulting Agreement contemplated, among other matters, that XR Co. would assist Ocean in increasing its net tangible assets by approximately $1.0 million in exchange for which, among other matters, XR Co. received shares of Ocean's Series D Preferred Stock (the "Series D Preferred Stock"), which gave it voting control of Ocean. Subsequent to the date of the Consulting Agreement, XR Co. and Ocean determined that the amount by which Ocean's net tangible assets needed to be increased was significantly in excess of the $1.0 million originally contemplated. On February 20, 1998, Ocean and XR Co. entered into a Purchase Agreement (the "Purchase Agreement") pursuant to which XR Co. purchased from Ocean all of the outstanding capital stock of two of Ocean's subsidiaries, Classic Optical, Inc. ("Classic") and European Manufacturers Agency, Inc. ("EMA"), in exchange for XR Co.'s purchase of the liabilities of Classic and EMA through the acquisition of their outstanding capital stock. Classic and EMA had combined assets of approximately $1,423,00 and combined liabilities of approximately $2,656,000.

         In connection with the purchase transaction, Ocean and XR Co. also supplemented the Consulting Agreement pursuant to which Ocean issued to XR Co. 5,926 shares of Ocean's newly-designated Series E Preferred Stock (the"Series E Preferred Stock"). The Series E Preferred Stock when and if declared by Oceans Board of Directors pays cumulative dividends at the annual rate of 2.5% of liquidation preference beginning on July 1, 1998. the Series E has preference of $2.70 per share after July 1, 1998, and is subordinate to Ocean's previously issued series of preferred stock, other than the Series D Preferred Stock with which it ranks pari passu. The shares of Series E Preferred Stock may be converted by XR Co. into shares of Ocean's common stock at the rate of 5,000 shares of common stock for each $270 of liquidation value plus accumulated but unpaid dividends for each share converted. The Series E Preferred Stock has 5,000 votes per share and votes together with Ocean's common stock and other voting preferred stock as a single class on all matters (except as required by law). As a result of the transaction, XR Co. holds approximately 74% voting control of Ocean. On May 11, 1998 to Company effected a reverse Stock Split

         The terms of the foregoing agreements were arrived at by arms' length negotiation between the parties and were unanimously approved by Ocean's Board of Directors. The presentation of the Company's condensed Consolidated Financial Statements included in this report reflects the consummation of the Purchase Agreement.

(3)      CALCULATION OF EARNINGS PER  SHARE

         Net (loss) income per share of Common Stock is computed based upon the weighted average number of Common Shares and Common Stock equivalents outstanding during the year. Included in the weighted average number of shares calculation is the retroactive effect of the 3,137,977 Common shares and the 1,000,000 Series C non-cumulative Convertible Preferred shares issued in the Solovision Acquisition. Also, included in the weighted average number of shares calculation is the retroactive effect of the XR Co. purchase.

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

         RESULTS OF OPERATIONS - For the nine months ended March 31, 1998 and 1997.

         Net sales for the nine months ended March 31, 1998 were $2,787,444, an increase of $1,060,698 or 61.4% from the same period in 1997. The increase was due primarily to the impact of the Solovision Acquisition. Net sales at Solovision for the nine months ended March 31, 1998 totaled $2,229,733.

         The Company's gross profit for the nine months ended March 31,1998 increased by $103,181 or 19.7%, when compared to the same period in 1997, mainly due to increased sales relating to the merger. The Company's gross profit margin decreased from 30.4% for the nine months ended March 31, 1997 to 22.5% for the nine months ended March 31, 1998.

         SG & A expenses for the nine months ended March 31, 1998 increased by $2,932,512 (553.8%) over the same period last year. This increase is mainly due to the write off of intangible assets of $2,005,502, the impact of the Solovision Acquisition, and to a lesser extent is due to additional professional fees of $219,016. And an increase in bad debt write off of $253,657. SG & A as a percentage of net sales increased to 124.2% from 30.7% for the nine months ended March 31, 1998 and 1997, respectively. This increase was mainly due to the merger with Solovision Acquisition, and the additional expenses as mentioned above.

         For the nine months ended March 31, 1998, the Company had a net loss $3,038,686 compared to a net loss of $18,203 for the same period last year. This decrease in profits is primarily due to the increase in interest expense of $186,152, the increase of amortization and depreciation of $2,005,502 which relates to the write off of the intangible assets, an increase in professional fees of $219,016 and an increase in bad debt write off of $253,657.

         RESULTS OF OPERATIONS - For the three months ended March 31, 1998 and 1997.

         Net sales for the three months ended March 31, 1998 were $561,349, an increase of $129,971, or 30.1% from the same period in 1997. The increase was due primarily to the impact of the Solovision Acquisition.

         The Company's gross profit for the three months ended March 31, 1998 decreased by $988,113, when compared to the same period in 1997, mainly due to the sale of old slow moving inventory at less than cost.

         SG & A expenses for the three months ended March 31, 1998 increased by $2,458,068 (1438.3%) over the same period last year. This increase is mainly due to the write off of intangible assets of $1,978,788, and to a lesser extent is due to additional bad debt expense of $105,065.

         For the three months ended March 31, 1998, the Company had a net loss of $3,542,720 compared to a net loss of $35,355 for the same period last year. This decrease in profits is primarily due to the write off in intangible assets of $1,978,788 the increase in interest expense of $50,594, an increase in bad debts of $105,065 and to the increase in normal operating expenses related to the Solovision Acquisition.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company's working capital was $2,902,614, and its current ratio was 1.6:1% as compared to the working capital of $810,069 and current ration of 1.11:1 as of June 30, 1997.

         The change in net cash provided by operating activities was primarily due to the net loss from operations of $1,008,410, depreciation of $255,391, a decrease in accounts receivable of $1,450,696 an increase in prepaid expenses and other current assets of $1,220,443 mainly due to prepaid purchases and usage of barter agreements, and a decrease in inventory of $605,813. The decrease in accounts receivable relates to stronger collections and the decrease in inventory relates to the sales at less than cost. The change in net cash provided by financing activities was primarily due to the payments of notes payable of $550,050.

         In May 1997, the Company refinanced its credit facility through a Loan and Security Agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). Loans outstanding under this agreement at any time may not exceed the lesser of either:
         (a) $4,000,000 or (b) the sum of: (I) 70% of the Company's receivable deemed by Coast to be eligible for borrowing (which may be increased to 75% if dilution is less than 15%, subject to certain restrictions); and
         (II) the lesser of up to 55% of the value of the Company's inventory deemed by Coast to be eligible for borrowing, or $2,000,000. The interest rate of all loans made under the credit facility is 2% above the prime rate, with a minimum monthly interest amount equal to said rate charged on an outstanding daily balance of $2,000,000. The maturity date is June 30, 2000, subject to automatic renewal for additional one-year terms upon payment of a renewal fee. The Company also issued to Coast warrants to acquire $187,500 shares of Common Stock at an exercise price of $1.625 per share. The credit facility is secured by all of the Company's assets. Inability to repay the loans under the credit facility in a timely manner would have a materially adverse effect on the Company's ability to continue its operations and could cause the Company to lose most of its assets. There can be no assurance that income generated from operations will be sufficient to cover all operating expenses and meet present and future debt service payments.

         In October 1997, the Company's Chairman of the Board invested $250,000 in shares of a new series of the Company's convertible preferred stock, the terms of which are being finalized.

         Management currently believes that cash from operations and from available credit sources is sufficient for the Company to maintain its operations at current levels, including the operations acquired in the Solovision Acquisition. The Company is at the present time seeking other sources of financing to provide additional working capital. There can be no assurances that such other financing will be available and, if available, will be at terms favorable to the company.

         PART II

         OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  The Company is a party to a legal proceeding involving two former employees who are also the daughters of the former President of the Company. They filed a Motion to Enforce Settlement Agreement and Damages Arising from the Breach thereof filed in Dade County Circuit Court Case No. 96-23733 CA 25. The outcome is still pending and the Company believes that there will be no material adverse effect on the Company's long-term future business.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On January 12, 1998, the Registrant amended its Articles of Incorporation to authorize the issuance of an aggregate of 2,864,154 shares of Series D Cumulative Convertible 2.5% Preferred Stock (the "Series D Preferred Stock"). On January 8, 1998, the Registrant sold 2,864,154 shares of Series D Preferred Stock to X-R Co. pursuant to a Consulting Agreement therewith. See Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB. The Registrant claimed exemption from registration under the Securities Act of 1933 inasmuch as no public offering was involved.

                  Holders of the Series D Preferred Stock are entitled to receive cumulative dividends at the rate of 2.5% of the liquidation value thereof when and if declared by the Registrant's Board of Directors. The Series D Preferred Stock is subordinate with respect to dividends and other distributions by the Registrant to certain other series of the Registrant's Preferred Stock, but is, however, senior in all such respects, to the to the Registrant's Common Stock. Holders of the Series D Preferred Stock are entitled to vote together with the holders of the Registrant's Common Stock as a single class on all matters presented to a vote of shareholders, except as otherwise provided by law, and each share of Series D Preferred Stock is entitled to 6.5 votes. The Registrant's Articles of Incorporation, as amended (the "Amended Articles"), provide that on or after July 1, 1993, each share of Series D Preferred Stock is convertible into .8125 shares of the Registrant's Common Stock. The Amended Articles also provide that the conversion rate for the Series D Preferred Stock shall be .8125 shares of the Registrant's Common Stock for each $.35 of liquidation value thereof plus accumulated but unpaid dividends on the Series D Preferred Stock to be converted, subject to adjustment in certain cases.

                  In the event of any liquidation, dissolution or winding up of the Registrant, the holders of the Series D Preferred Stock are entitled to receive from the Registrant's assets available therefor, before any distribution is made to holders of the Registrant's Common Stock or any other junior stock, liquidating distributions in the amount of $.35 per share plus accumulated but unpaid dividends, commencing June 30, 1998.

                  The shares of Series D Preferred Stock are not redeemable by the Registrant, except that the Registrant had the right to shares of Series D Preferred Stock from the holder thereof at a redemption price of $.001 per share as follows:

                  (i) If X-R Co. has increased the Registrant's Net Tangible Assets of the Registrant (as defined in an Agreement between X-R Co. and the Registrant) by at least $750,000 but less than $1,000,000 before July 1, 1998, then the Registrant shall be entitled to redeem 711,538 shares of Series D Preferred Stock;

                  (ii) If X-R Co. has increased the Net Tangible Assets of the Registrant by at least $500,000 but less than $750,000 before July 1, 1998, then the Registrant shall be entitled to redeem 1,423,077 shares of Series D Preferred Stock;

                  (iii) If X-R Co. has increasesd the Net Tangible Assets of the Registrant by at least $500,000 but less than $750,000 before July 1, 1998, then the Registrant shall be entitled to redeem 1,423,077 shares of Series D Preferred Stock;

                  (iv) If the Consultant has failed to increase the Net Tangible Assets of the Registrant by at least $250,000 before July 1, 1998, then the Registrant shall be entitled to redeem all of the shares of the Series D Preferred Stock.

                  Because X-R Co. has increased the Net Tangible Assets of the Registrant by more than $1,000,000, the Registrant's right to redeem the Series D Preferred Stock has terminated.

                  Holders of the Series D Preferred Stock have a preemptive right with respect to the any issuances of the Registrant's Common Stock or any other voting securities issued by the Registrant based upon the relative respective voting rights.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits.

                  27.1     Financial Data Schedule

         (B)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed on January 8, 1998, which included Exhibit 1.

                  A current report on Form 8-K was filed on February 20, 1998, which included proforma balance sheet as of Feb. 20, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OCEAN OPTIQUE DISTRIBUTORS, INC.


                                         /S/ RONALD L. DARATA
                                         --------------------------------
                                         BY: RONALD L. DARATA
                                             President, Chief Executive Officer


                                         --------------------------------
                                                    Date


                                         /S/ KENNETH GORDON
                                         --------------------------------
                                         BY: KENNETH GORDON
                                             Principal Financial and
                                             Accouting Officer


                                         --------------------------------
                                                    Date

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

27.1                        Financial Data Schedule